Form 10-K405
period 2001-12-31
TRITON PCS INVESTMENT CO LLC; TRITON PCS FINANCE CO INC; TRITON PCS HOLDINGS CO LLC; TRITON PCS PROPERTY CO LLC; TRITON PCS EQUIPMENT CO LLC; TRITON PCS OPERATING CO LLC; TRITON MANAGEMENT CO INC; TRITON PCS INC; TRITON PCS LICENSE CO LLC
filed 2002-03-22
CIK 1137511, 1137510, 1069538, 1069537, 1069536, 1069534, 1069539, 1064735, 1069535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the Fiscal Year Ended December 31, 2001
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period from            to
                                            ----------    ----------

                            COMMISSION FILE NUMBERS:

                          TRITON PCS, INC. - 333-57715
               TRITON PCS OPERATING COMPANY L.L.C. - 333-57715-01
                TRITON PCS LICENSE COMPANY L.L.C. - 333-57715-02
               TRITON PCS EQUIPMENT COMPANY L.L.C. - 333-57715-03
                TRITON PCS PROPERTY COMPANY L.L.C. - 333-57715-04
                TRITON PCS HOLDINGS COMPANY L.L.C. - 333-57715-05
                 TRITON MANAGEMENT COMPANY, INC. - 333-57715-06
               TRITON PCS INVESTMENT COMPANY L.L.C. - 333-75778-01
                 TRITON PCS FINANCE COMPANY, INC. - 333-75778-07

           (Exact name of registrants as specified in their charters)

                     Delaware                    23-2930873
                     Delaware                    23-2941874
                     Delaware                    23-2941874
                     Delaware                    23-2941874
                     Delaware                    23-2941874
                     Delaware                    23-2941874
                     Delaware                    23-2940271
                     Delaware                    23-2999957
                     Delaware                    51-0393831

       (State or other jurisdiction of             (I.R.S. employer
    incorporation or organization)              identification numbers)

                                1100 Cassatt Road
                           Berwyn, Pennsylvania 19312
              (Address and zip code of principal executive offices)

                                 (610) 651-5900
              (Registrants' telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

The registrants, direct and indirect wholly owned subsidiaries of Triton PCS Holdings, Inc., meet the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K and are, therefore, filing this form with the reduced disclosure format pursuant to General Instruction I (2).

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TRITON PCS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                                 Page
                                                                                                 ----
Item 1    Business................................................................................ 4
Item 2    Properties..............................................................................17
Item 3    Legal Proceedings.......................................................................17
Item 4    Submission of Matters to a Vote of Security Holders.....................................17

                                     PART II

Item 5    Market for Registrants' Common Equity and Related Stockholder Matters...................18
Item 6    Selected Financial Data.................................................................18
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................................19
Item 7A   Quantitative and Qualitative Disclosures about Market Risk..............................27
Item 8    Financial Statements & Supplementary Data...............................................F-1
          Report of PricewaterhouseCoopers LLP....................................................F-2
          Consolidated Balance Sheets.............................................................F-3
          Consolidated Statements of Operations and Comprehensive Loss............................F-4
          Consolidated Statements of Stockholder's Equity and Member's Capital....................F-5
          Consolidated Statements of Cash Flows...................................................F-6
          Notes to Consolidated Financial Statements..............................................F-7
Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................................29

                                    PART III

Item 10   Directors and Executive Officers of the Registrants.....................................29
Item 11   Executive Compensation..................................................................29
Item 12   Security Ownership of Certain Beneficial Owners and Management..........................29
Item 13   Certain Relationships and Related Transactions..........................................29

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the "Risk Factors" section of the post effective amendment to our Form S-4 (File No 333-57715), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the "Risk Factors" section of the post-effective amendment to our Form S-4 (File No 333-57715) and in this report could have a material adverse effect on our business, results of operations and financial position.

                                     PART I

ITEM 1. BUSINESS

Introduction

     Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our World Wide Web site address is http://www.tritonpcs.com. The information in our website is not part of this report.

     Triton PCS, Inc., and its subsidiaries are direct and indirect wholly owned subsidiaries of Triton PCS Holdings, Inc. In this report, we refer to Triton PCS Holdings, Inc. as Holdings, and references to Triton, we, us and our refer to Triton PCS, Inc. and its wholly owned subsidiaries collectively, unless the context requires otherwise. AT&T Wireless PCS refers to AT&T Wireless PCS, LLC, AT&T Wireless refers to AT&T Wireless Services, Inc. and AT&T refers to AT&T Corp.

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.5 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering
11.2 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered area. Our management team is led by Michael Kalogris and Steven Skinner, the former Chief Executive Officer and Chief Operating Officer, respectively, of Horizon Cellular Group.

As of December 31, 2001, we had successfully launched personal communications services in all of our 37 markets. Our network in these markets included 2,039 cell sites and seven switches. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

From our initial launch of personal communications services in January 1999 to December 31, 2001, our subscriber base has grown from 33,844 subscribers to 685,653 subscribers, with 67,849 additional subscribers coming in the fourth quarter of 2001. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high of 61.7 million minutes per month, with roaming minutes rising to 160.0 million minutes in the fourth quarter of 2001, which represents a 45% increase over the fourth quarter of 2000.

Our goal is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including, as of December 31, 2001, a network of 119 company-owned SunCom retail stores, local and nationally recognized retailers such as Circuit City, Staples, Best Buy, Metro Call and Zap, and 72 direct sales representatives covering corporate accounts.

Strategic Alliance with AT&T Wireless

One of our most important competitive advantages is our strategic alliance with AT&T Wireless, one of the largest providers of wireless communications services in the United States. As part of its strategy to rapidly expand its digital wireless coverage in the United States, AT&T Wireless has focused on constructing its own network, making strategic acquisitions and entering into agreements with other independent wireless operators, including Triton, to construct and operate compatible wireless networks to extend AT&T Wireless' national network.

Our strategic alliance with AT&T Wireless provides us with many business, operational and marketing advantages, including the following:

     . Recognized Brand Name. We market our wireless services to our potential customers giving equal emphasis to our regional SunCom brand name and logo and AT&T's brand name and logo. We believe that association with the AT&T brand name significantly increases the likelihood that potential customers will purchase our wireless communications services.

     . Exclusivity. We are AT&T Wireless' exclusive provider of facilities-based wireless mobility communications services using equal emphasis co-branding with AT&T in our covered markets.

     . Preferred Roaming Partner. We are the preferred roaming partner for AT&T Wireless' digital wireless customers who roam into our coverage area. We expect to benefit from growth in roaming traffic as AT&T Wireless' digital wireless customers, particularly those in Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia, travel into our markets.

     . Coverage Across the Nation. Our customers have access to coast-to-coast coverage through our agreements with AT&T Wireless, other members of the AT&T Wireless Network and other third-party roaming partners. We believe this coast-to-coast coverage provides a significant advantage over the personal communications services competitors in our markets and allows us to offer competitive pricing plans, including national rate plans.

     . Volume Discounts. We receive preferred terms on certain products and services, including handsets, infrastructure equipment and administrative support from companies who provide these products and services to AT&T.

     . Marketing. We benefit from AT&T's nationwide marketing and advertising campaigns, including the success of AT&T's national rate plans, in the marketing of our own plans.

Competitive Strengths

In addition to the advantages provided by our strategic alliance with AT&T Wireless, we have a number of competitive strengths, including the following:

     . Attractive Licensed Area. Our markets have favorable demographic characteristics for wireless communications services, such as population densities that are 80% greater than the national average.

     . Network Quality. We have successfully launched and offer personal communications service to approximately 13.5 million people in all of our 37 markets. We have constructed a comprehensive network, which includes over 2,000 cell sites and seven switches, using time division multiple access digital technology. Our network is compatible with AT&T Wireless' network and with the networks of other wireless communications service providers that use time division multiple access digital technology. We believe that the quality and extensive coverage of our network provide a strategic advantage over wireless communications providers that we compete against.

     . Experienced Management. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has an average of 14 years of experience with wireless leaders such as AT&T, Verizon Communications, Horizon Cellular and ALLTEL Communications Inc. Our senior management team also owns in excess of 10% of Holdings' outstanding Class A common stock.

     . Contiguous Service Area. We believe our contiguous service area allows us to cost effectively offer large regional calling areas to our customers and route a large number of minutes through our network, thereby reducing interconnect costs for other networks. Further, we believe that we generate operational cost savings, including sales and marketing efficiencies, by operating in a contiguous service area.

     . Strong Capital Base. We believe that we have sufficient capital and availability under our credit facility to fund the build-out of our current network plan. On January 19, 2001, we completed the private sale of $350.0 million aggregate principal amount of our 9 3/8% senior subordinated notes due 2011 for net proceeds of approximately $337.5 million. On November 14, 2001 we completed the private sale of $400.0 million principal amount of our 8 3/4% senior subordinated notes due 2011 for net proceeds of approximately $390.0 million, which were used to extinguish a portion of our outstanding credit facility. On February 28, 2001, Holdings issued and sold 3,500,000 shares of its Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs. As of December 31, 2001, we had approximately $2.1 billion of total capital, $371.1 million of available cash and $175.0 million of available borrowings under our credit facility.

Business Strategy

Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

     . Operate a Superior, High Quality Network. We are committed to making the capital investment required to develop and operate a superior, high quality network. We provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction.

     . Provide Superior Coast-to-Coast and In-Market Coverage. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We have designed extensive local calling areas, and we offer coast-to-coast coverage through our arrangements with AT&T Wireless, its affiliates and other third-party roaming partners. Our network covers those areas where people are most likely to take advantage of wireless coverage, such as suburbs, metropolitan areas and vacation locations.

     . Provide Enhanced Value at Low Cost. We offer our customers advanced services and features at competitive prices. Our affordable, simple pricing plans are designed to promote the use of wireless services by enhancing the value of our services to our customers. We include usage-enhancing features such as call waiting, voice mail, three-way conference calling and short message service in our basic packages. We also allow customers to purchase large packages of minutes per month for a low fixed price.

     . Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our administrative systems have been designed with open interfaces to other systems. This design allows us to select and deploy the best software package for each application in our administrative systems. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. We also emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel.

License Acquisition Transactions

Our original personal communications services licenses were acquired as part of our joint venture agreement with AT&T Wireless. Since our original acquisition of spectrum, we have obtained additional licenses in our coverage area from AT&T Wireless and other parties. In 2001, we entered into one such agreement. Virginia PCS Alliance, L.C. agreed to partition its PCS C Block licenses for the Charlottesville, Virginia and Winchester, Virginia basic trading areas by assigning to us 10 MHz of spectrum in each market. FCC approval for this transaction was received March 6, 2002, and is expected to close during the second quarter of 2002.

Summary Market Data

The following table presents statistical information concerning the markets covered by our licenses.

Licensed Areas (1)                                           Estimated
------------------                          2000 Potential   % Growth    Population     Local Interstate
                                            Customers (2)    1998-2003   Density (3)   Traffic Density (4)
                                            --------------   ---------   -----------   -------------------
Charlotte Major Trading Area
Anderson, SC.............................       346.6          1.28%         117              29,540
Asheville, NC............................       588.7          1.18%          94              28,774
Charleston, SC...........................       686.8          0.59%         125              37,054
Columbia, SC.............................       657.0          1.36%         161              31,789
Fayetteville/Lumberton, NC...............       636.8          0.76%         130              27,834
Florence, SC.............................       260.2          0.71%         113              24,689
Goldsboro/Kinston, NC....................       232.0          0.72%         112               9,065
Greenville/Washington, NC................       245.1          0.60%          60                 N/A
Greenville/Spartanburg, SC...............       897.7          1.33%         220              28,535
Greenwood, SC............................        74.4          0.81%          91                 N/A
Hickory/Lenoir, NC.......................       331.1          1.09%         199              31,385
Jacksonville, NC.........................       148.4          0.49%         193                 N/A
Myrtle Beach, SC.........................       186.4          3.00%         154                 N/A
New Bern, NC.............................       174.7          1.14%          84                 N/A
Orangeburg, SC...........................       119.6          0.35%          63              27,787
Roanoke Rapids, NC.......................        76.8         -0.34%          61              28,372
Rocky Mount/Wilson, NC...................       217.2          0.82%         150              26,511
Sumter, SC...............................       156.7          0.57%          92              19,421
Wilmington, NC...........................       327.6          2.32%         109              14,161

Knoxville Major Trading Area
Kingsport, TN............................       693.4          0.31%         117              23,617
Middlesboro/Harlan, KY...................       118.4         -0.41%          75                 N/A

Atlanta Major Trading Area
Athens, GA...............................       194.6          1.65%         137              36,559
Augusta, GA..............................       579.4          0.68%          89              24,497
Savannah, GA.............................       737.1          1.18%          79              24,400

Licensed Areas (1)                                                   Estimated
------------------                                  2000 Potential   % Growth    Population    Local Interstate
                                                    Customers (2)    1998-2003   Density (3)   Traffic Density (4)
                                                    --------------   ---------   -----------   -------------------
Washington Major Trading Area
Charlottesville, VA..............................       223.8         1.19%            75          15,925
Fredericksburg, VA...............................       144.0         2.25%           102          67,606
Harrisonburg, VA.................................       145.0         0.61%            58          29,728
Winchester, VA...................................       162.4         1.17%           119          25,156

Richmond Major Trading Area
Danville, VA.....................................       167.2        -0.42%            75             N/A
Lynchburg, VA....................................       161.5         0.43%           117          31,863
Martinsville, VA.................................        89.6        -0.42%           103             N/A
Norfolk-Virginia Beach, VA.......................     1,751.0         0.44%           293          61,023
Richmond/Petersburg, VA..........................     1,232.5         0.66%           133          35,969
Roanoke, VA......................................       647.6         0.19%            91          27,541
Staunton/Waynesboro, VA..........................       108.9         0.62%            76          26,974
Triton total/average.............................    13,520.2(5)      0.83%(6)      144.1(7)       30,183(8)
U.S. average.....................................         N/A         0.89%           80(9)        31,521

--------------
All figures are based on 2000 estimates published by Paul Kagan Associates, Inc. in 2000.

(1)  Licensed major trading areas are segmented into basic trading areas.
(2)  In thousands.
(3)  Number of potential customers per square mile.
(4) Daily vehicle miles traveled (interstate only) divided by interstate highway miles in the relevant area.
(5)  Total potential customers in the licensed area.
(6) Weighted by potential customers. Projected average annual population growth in our licensed area.
(7) Weighted by potential customers. Average number of potential customers per square mile in our licensed area.
(8) Weighted by interstate miles. Average daily vehicle miles traveled (interstate only) divided by interstate highway miles in our licensed area.
(9)  Average number of potential customers per square mile for the U.S.

Sales and Distribution

Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, independent agent retailers, a direct sales force for corporate accounts and online sales. We also work with AT&T Wireless' national corporate account sales force to cooperatively exchange leads and develop new business.

     . Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We have opened 119 company-owned SunCom retail stores as of December 31, 2001.

     . Agent Distribution. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Staples, Best Buy, Metro Call and Zap.

     . Direct Sales. We focus our direct sales force on high-revenue, high-profit corporate users. As of December 31, 2001, our direct corporate sales force consisted of 72 dedicated professionals targeting wireless decision-makers within large corporations. We also benefit from AT&T Wireless' national corporate accounts sales force, which supports the marketing of our services to AT&T Wireless' large national accounts located in certain of our service areas.

     . Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

     . Website. Our web page provides current information about our markets, our product offerings and us. We have established an online store on our website, http://www.suncom.com. The web page conveys our marketing message and generates customers through online purchasing. We deliver all information that a customer requires to make a purchasing decision at our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

Marketing Strategy

Our marketing strategy has been developed based on market research in our markets. This research indicates that the limited coverage of existing wireless systems, relatively high cost and inconsistent performance reduce the attractiveness of wireless service to existing users and potential new users. We believe that our affiliation with the AT&T brand name, combined with simplified, attractive pricing plans, will allow us to capture significant market share from existing analog cellular providers in our markets and to attract new wireless users. We are focusing our marketing efforts on three primary market segments:

     .    current wireless users;

     . individuals with the intent to purchase a wireless product within six months; and

     .    corporate accounts.

For each segment, we are creating a specific marketing program including a service package, pricing plan and promotional strategy. We believe that targeted service offerings will increase customer loyalty and satisfaction, thereby reducing customer turnover.

The following are key components of our marketing strategy:

     . Regional Co-Branding. We market our wireless services as SunCom, Member of the AT&T Wireless Network and use the globally recognized AT&T brand name and logo in equal emphasis with the SunCom brand name and logo. We believe that use of the AT&T brand reinforces an association with reliability and quality. We are establishing the SunCom brand as a strong local presence with an emphasis on customer care and quality. We enjoy preferred pricing on equipment, handset packaging and distribution by virtue of our affiliation with AT&T Wireless.

     . Pricing. Our pricing plans are competitive and straightforward, offering large packages of minutes, large regional calling areas and usage enhancing features. One way we differentiate ourselves from existing wireless competitors is through our pricing policies. We offer pricing plans designed to encourage customers to enter into long-term service contract plans.

          We offer our customers regional and national rate plans. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges. By virtue of our roaming arrangements with AT&T Wireless, its affiliates and other third-party roaming partners, we offer competitive regional and national rate plans.

     . Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee. Through the support of approximately 435 customer care representatives and a sophisticated customer care information system, we have been able to implement one ring customer care service using live operators and state-of-the-art call routing. Historically, approximately 90% of incoming calls to our customer care centers are answered on the first ring by one of our professional care representatives.

     . Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the community level with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom and AT&T brands locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand name. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

Services and Features

We provide affordable, reliable, high-quality mobile telecommunications service. Our advanced digital personal communications services network allows us to offer customers the most advanced wireless features that are designed to provide greater call management and increase usage for both incoming and outgoing calls.

     . Feature-Rich Handsets. As part of our service offering, we sell our customers the most advanced, easy-to-use, interactive, menu-driven handsets that can be activated over the air. These handsets have many advanced features, including word prompts and easy-to-use menus, one-touch dialing, multiple ring settings, call logs and hands-free adaptability. These handsets also allow us to offer the most advanced digital services, such as voice mail, call waiting, call forwarding, three-way conference calling, two-way messaging and paging.

     . Multi-Mode Handsets. We exclusively offer multi-mode handsets, which are compatible with personal communication services, digital cellular and analog cellular frequencies and service modes. These multi-mode handsets allow us to offer customers coast-to-coast nationwide roaming across a variety of wireless networks. These handsets incorporate a roaming database, which can be updated over the air that controls roaming preferences from both a quality and cost perspective.

Network Build-Out

The principal objective for the build-out of our network is to maximize service levels within targeted demographic segments and geographic areas. As of December 31, 2001, we have successfully launched service in 37 markets, including 2,039 cell sites and seven switches.

The build-out of our network involves the following:

     . Property Acquisition, Construction and Installation. Two experienced vendors, Crown Castle International Corp. and American Tower, identify and obtain the property rights we require to build out our network, which includes securing all zoning, permitting and government approvals and licenses. As of December 31, 2001, we had signed leases or options for 2,094 sites, 14 of which were awaiting required zoning approvals. Crown Castle and American Tower also act as our construction management contractors and employ local construction firms to build the cell sites.

     . Interconnection. Our digital wireless network connects to local exchange carriers. We have negotiated and received state approval of interconnection agreements with telephone companies operating or providing service in the areas where we are currently operating our digital personal communications services network. We use AT&T as our interexchange or long-distance carrier.

Network Operations

We enter into agreements for switched interconnection/backhaul, long distance, roaming, network monitoring and information technology services in order to effectively maintain, operate and expand our network.

Switched Interconnection/Backhaul. Our network is connected to the public switched telephone network to facilitate the origination and termination of traffic on our network.

Long Distance. We have executed a wholesale long distance agreement with AT&T that provides preferred rates for long distance services.

Roaming. Through our arrangements with AT&T Wireless and via the use of multi-mode handsets, our customers have roaming capabilities on AT&T Wireless' network. Further, we have established roaming agreements with third-party carriers at preferred pricing, including in-region roaming agreements covering all of our launched service areas.

Network Monitoring Systems. Our network monitoring service provides around-the-clock surveillance of our entire network. The network operations center is equipped with sophisticated systems that constantly monitor the status of all switches and cell sites, identify failures and dispatch technicians to resolve issues. Operations support systems are utilized to constantly monitor system quality and identify devices that fail to meet performance criteria. These same platforms generate statistics on system performance such as dropped calls, blocked calls and handoff failures. Our operations support center located in Richmond, Virginia performs maintenance on common network elements such as voice mail, home location registers and short message centers.

Network Digital Technology

Our network utilizes time division multiple access, or TDMA, digital technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which permit roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology also allows for enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. TDMA digital technology is currently used by two of the largest wireless communications companies in the United States, AT&T Wireless and Cingular Wireless. TDMA equipment is available from leading telecommunications vendors such as Lucent, Ericsson and Northern Telecom, Inc.

In order to provide advanced wireless data services, commonly referred to as 3G data, AT&T Wireless has chosen to deploy global systems for mobile communications, or GSM digital technology, as an overlay to their TDMA network. We are also deploying GSM technology in a select number of our existing cell sites to eventually provide advanced 3G data services to our subscribers. GSM digital technology will also position us to earn roaming revenue from other wireless carriers who are selling GSM handsets.

Relationship with Lafayette Communications Company L.L.C.

We hold a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2001, Lafayette acquired 18 licenses covering a population of approximately 6.3 million people in areas of Georgia, South Carolina, Tennessee and Virginia. Lafayette has an application pending for an additional 13 licenses in areas of North Carolina and Virginia, but this application is subject to pending litigation involving the parties that formerly held these licenses, NextWave Personal Communications, Inc. and Urban Comm-North Carolina, Inc. There can be no assurance that this litigation will be resolved so as to allow these licenses to be acquired by Lafayette. The Supreme Court recently agreed to review the issues involved in this litigation, which will delay a resolution until at least 2003, unless an earlier settlement is reached. FCC license build-out requirements have been satisfied for 17 of the 18 licenses which Lafayette currently holds.

As of December 31, 2001, we have funded approximately $117.4 million of senior loans to Lafayette to finance the acquisition of licenses and expect to fund additional loans for future acquisitions. The carrying value of these loans has been adjusted for any losses in excess of our initial investment. In connection with the loans, Lafayette has and will guarantee our obligations under our credit facility, and such senior loans are and will be pledged to the lenders under our credit facility.

For a description of our accounting treatment of Lafayette, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Relationship with Lafayette Communications Company L.L.C.".

Regulation

The FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States pursuant to the Communications Act, as amended from time to time, and the associated rules, regulations and policies it promulgates. Many FCC requirements impose restrictions on our business and could increase our costs. The FCC does not currently regulate commercial mobile radio service rates.

Personal communications services and cellular systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities.

We use common carrier point-to-point microwave facilities to connect the transmitter, receiver, and signaling equipment for each personal communications services or cellular cell or cell site, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

Licensing of Cellular and Personal Communications Services Systems. A broadband personal communications services system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband personal communications services. Broadband personal communications services systems generally are used for two-way voice applications. Narrowband personal communications services, in contrast, are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the United States into personal communications services markets, resulting in 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC initially awarded two broadband personal communications services licenses for each major trading area and four licenses for each basic trading area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. In this fashion, AT&T Wireless assigned us 20 MHz of its 30 MHz licenses covering our licensed areas. Two cellular licenses, 25 MHz each, are also available in each market. Cellular markets are defined as either metropolitan or rural service areas and do not correspond to the broadband personal communications services markets. Specialized mobile radio service licenses can also be used for two-way voice applications. In total, eight or more licenses suitable for two-way voice applications are available in a given geographic area.

Generally, the FCC awards initial personal communications services by auction. The FCC has held a series of auctions since its first personal communications services auctions in 1994. Although the initial round of personal communications services auctions concluded in 1998, there have been several additional auctions of returned spectrum and spectrum recaptured by the FCC following defaults on payment obligations. Many of the licenses auctioned, including some won by Lafayette, are subject to the pending litigation described under "- Relationship with Lafayette Communications Company L.L.C.".

All personal communications services licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

     .    provided substantial service during its past license term; and

     . has substantially complied with applicable FCC rules and policies and the Communications Act.

Cellular radio licenses also generally expire after a 10-year term and are renewable for periods of 10 years upon application to the FCC.

Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to personal communications services licensees.

Build-Out and Microwave Relocation Obligations. All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population of our service area within five years of the original license grants to AT&T Wireless and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their license. We have met the five-year construction deadline for all of our personal communications services licenses; our ten-year construction deadline is in 2005. Our cellular license, which covers the Myrtle Beach area, is not subject to these coverage requirements.

When it was licensed, personal communications services spectrum was encumbered by existing licensees that operate certain fixed microwave systems. To secure a sufficient amount of unencumbered spectrum to operate our personal communications services systems efficiently and with adequate population coverage, we have relocated two of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the FCC adopted:

     . a transition plan to relocate such microwave operators to other spectrum blocks; and

     . a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, those licensees will share the cost of the relocation.

The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the personal communications services spectrum will be responsible for the costs of relocating to alternate spectrum locations. Our cellular license is not encumbered by existing microwave licenses.

Spectrum Caps and Secondary Markets. Under the FCC's current rules specifying spectrum aggregation limits affecting broadband personal communications services, specialized mobile radio services and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 55 MHz of personal communications services, cellular and certain specialized mobile radio services where there is significant overlap in any geographical area. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the personal communications services licensed service area is within the cellular and/or specialized mobile radio service area(s).

In November 2001, the FCC voted to sunset the spectrum cap rule by eliminating it effective January 1, 2003. Following the sunset of the spectrum cap, the FCC will evaluate commercial wireless transactions on a case-by-case basis to determine whether they will result in too much concentration in wireless markets. It is widely believed that the FCC's action may spur consolidation in the commercial wireless industry; however, it is unclear at this point what guidelines or procedures the FCC will use to evaluate commercial wireless transactions on a case-by-case basis or how such guidelines will affect the speed with which transactions are processed at the FCC.

In November 2000, the FCC adopted a Policy Statement and Notice of Proposed Rulemaking regarding secondary markets in radio spectrum. In the Notice of Proposed Rulemaking, the FCC tentatively concludes that spectrum licensees should be permitted to enter leasing agreements with third parties to promote greater use of unused spectrum.

New Spectrum Opportunities and Third Generation Wireless Services. The FCC has adopted licensing rules governing the upper 700 MHz spectrum originally scheduled for auction in March 2001. Thirty (30) MHz of spectrum will be auctioned. The FCC postponed the upper 700 MHz auction until June 19, 2002. President Bush's budget includes a proposal to further delay the auction until 2004. Because of the flexible use policy adopted by the FCC for this spectrum, wireless providers may provide Third Generation services over the 700 MHz band.

The FCC recently adopted service rules for the licensing of 48 MHz of spectrum in the lower 700 MHz band to fixed and mobile services. The FCC determined that all operations on the lower 700 MHz band will be regulated under a flexible technical, licensing, and operational framework. The auction of the lower 700 MHz spectrum is currently scheduled to begin on June 19, 2002. President Bush's budget includes a proposal to delay the auction until 2006.

In January 2001, the FCC issued a Notice of Proposed Rulemaking requesting comment on the use of certain spectrum bands for Third Generation services. The FCC also sought comment on whether Third Generation services could be provided over the frequency bands currently allocated to cellular, personal communications services and specialized mobile radio services. A Further Notice of Proposed Rulemaking was released on August 20, 2001, seeking comment on whether additional bands might be suitable for 3G data services. In October 2001, the National Telecommunications and Information Administration, or the NTIA, and the FCC announced a plan for the assessment of spectrum available for Third Generation services. Specifically, the plan examines the potential Third Generation use of the 1710-1770 and the 2110-2170 MHz bands. It is unclear at this point what impact, if any, this proceeding will have on our current operations.

In January 2002, the FCC released a Report and Order reallocating 27 MHz of spectrum that was previously reserved primarily for federal government uses to a variety of non-federal government uses, including private and commercial fixed and mobile operations. These reallocations could provide opportunities for advanced wireless services. Licenses for operation on three of the spectrum bands comprising the 27 MHz - the 216-220 MHz, 1432-1435 MHz and 1670-1675 MHz bands - must be auctioned by September 30, 2002. In February 2002, the FCC released a Notice of Proposed Rulemaking proposing a flexible licensing, technical and operating framework, as well as competitive bidding and interference standards for the 27 MHz. Generally, the bands identified are encumbered by existing governmental or commercial users and there are substantial unresolved transitional issues related to the relocation of these incumbents. We cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to the wireless industry in the future.

On August 9, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals by New ICO Global Communications (Holdings) Ltd. and Motient Services, Inc. to bring flexibility to the delivery of communications by mobile satellite service providers through the incorporation of a wireless ancillary terrestrial component into their mobile satellite networks. This proceeding is still pending. It is not possible at this time to predict the success of this initiative.

Transfers and Assignments of Cellular and Personal Communications Services Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. In addition, the FCC has established transfer disclosure requirements that require any licensee that assigns or transfers control of a personal communications services license within the first three years of the license term to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC's spectrum aggregation limits. However, we may require approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.

Foreign Ownership. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

Enhanced 911 Services. Under the Wireless Communications and Public Safety Act of 1999, commercial mobile radio service providers are required to transmit 911 calls and relay a caller's automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I emergency 911 deployment. FCC regulations also require wireless carriers to begin to identify within certain parameters the location of emergency 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability.

While we initially selected a handset-based technology, due to the unavailability of equipment that can operate using our existing network, we now intend to implement a network-based technology as our implementing technology and, like virtually all carriers, have filed for a waiver of the FCC's timetable and initial location accuracy requirements. On October 12, 2001, the FCC granted several waivers of its 911 accuracy rules and deployment timetables for national carriers. It simultaneously announced that all other carriers were required to file or submit revised waivers to the FCC by November 30, 2001.

While we had previously filed a waiver and notified the FCC that we are in negotiations with two network-based vendors for Phase II TDMA network solutions, on November 30, 2001, we filed a revised 911 Phase II deployment request for waiver with the FCC. The FCC has announced that it will not enforce its Phase II rules against carriers, such as Triton, that have waivers pending with the FCC.

On December 14, 2000, the FCC released a decision establishing June 20, 2002, as the deadline by which digital wireless service providers must be capable of transmitting 911 calls made by users with speech or hearing disabilities using text telephone devices. Our ability to comply is contingent upon our switch vendor developing the software required for us to meet the FCC requirement. All indications are that we will meet this deadline.

Radiofrequency Emissions. On January 10, 2001, the United States Supreme Court denied a petition for review of the FCC guidelines for health and safety standards of radiofrequency radiation. The guidelines, which were adopted by the FCC in 1996, limit the permissible human exposure to radiofrequency radiation from transmitters and other facilities. On December 11, 2001, the FCC's Office of Engineering and Technology, OET, dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC's radiofrequency guidelines. On January 10, 2002, EMR petitioned the FCC to overturn OET's decision and open an inquiry. The Institute of Electrical and Electronics Engineers currently is preparing a new radiofrequency standard, but it has not yet been made public.

Media reports have suggested that, and studies are currently being undertaken to determine whether, certain radiofrequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radiofrequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the National Cancer Institute released in

January 2002 and the American Health Foundation released in December 2000, and from the Danish Cancer Society, released in February 2001, found no evidence that cell phones cause cancer, although one of the reports indicated that further study might be appropriate as to one rare form of cancer. The National Cancer Institute, nonetheless, cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. In January 2002, the Bioelectromagnetics Journal published a study that concluded that under extended exposure conditions, certain radiofrequency emissions are capable of inducing chromosomal damage in human lymphocytes. In addition, the Federal Trade Commission, or FTC, issued a consumer alert in February 2002 for cell phone users who want to limit their exposure to radiofrequency emissions from their cell phones. The alert advised, among other things, that cell phone users should limit use of their cell phones to short conversations and avoid cell phone use in areas where the signal is poor. Additional studies of radiofrequency emissions are ongoing, including a federal government funded research program in North Carolina. The ultimate findings of these studies will not be known until they are completed and made public. Class-action lawsuits are also pending to force wireless carriers to supply headsets with phones and to compensate consumers who have purchased radiation-reducing devices. One such lawsuit is pending in Georgia, although we are not a party. We cannot predict the effects of these or other health effects lawsuits on our business. It is unclear what impact these lawsuits may have on our operations in Georgia or elsewhere.

Interconnection. Under amendments to the Communications Act enacted in 1996, all telecommunications carriers, including personal communications services licensees, have a duty to interconnect with other carriers and local exchange carriers have additional specific obligations to interconnect. The amendments and the FCC's implementing rules modified the previous regime for interconnection between local exchange carriers and commercial mobile radio service providers, such as Triton, and adopted a series of requirements that have benefited the commercial mobile radio service industry. These requirements included compensation to carriers for terminating traffic originated by other carriers; a ban on any charges to other carriers by originating carriers; and specific rules governing the prices that can be charged for terminating compensation. Under the rules, prices for termination of traffic and certain other functions provided by local exchange carriers are set using a methodology known as "total element long run incremental cost", or TELRIC. TELRIC is a forward-looking cost model that sets prices based on what the cost would be to provide network elements or facilities over the most efficient technology and network configuration. As a result of these FCC rules, the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

With the exception of the rules governing prices, the FCC interconnection rules material to our operations have become final and unappealable. In July 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's use of TELRIC, although it did not foreclose the use of another forward-looking pricing methodology. The Eighth Circuit stayed the effect of this decision pending review by the Supreme Court, which agreed to hear the FCC's appeal in January 2001 and heard oral argument in this case on October 10, 2001. If the FCC's rules are not reinstated it is possible that our costs for interconnection with the public switched telecommunications network could increase. In addition, Congress may consider legislation and the FCC have initiated a proceeding that could greatly modify the current regime of payments for interconnection. If legislation were enacted in the form under consideration in the previous session of Congress, it could reduce our costs for interconnection.

The Communications Act permits carriers to appeal public utility commission decisions to United States District Courts. Several state commissions have challenged this provision based on the Eleventh Amendment, which gives states immunity from suits in Federal court. In March and June 2001, the United States Supreme Court agreed to hear two disputes that address whether Federal courts have jurisdiction to review state public utility commission decisions that arise when they arbitrate interconnection disputes between local exchange carriers and competitive carriers. Oral argument in both cases was held on December 5, 2001. On December 12, 2001, the Supreme Court requested additional briefing in one of the cases, which could delay the Court's decision. Should the Supreme Court determine that states are immune from such suits in Federal court, carriers would be limited in their challenges to state arbitration decisions at the Federal court level. In addition, on January 10, 2002, the United States Court of Appeals for the Eleventh Circuit ruled that state commissions lack authority under the Communications Act to act in proceedings to enforce the terms of interconnection agreements. It is unclear whether telecommunications carriers would have any avenues through which to enforce their agreements under this decision, which applies in a region that includes Georgia, a state within our operating region.

Universal Service Funds. Under the FCC's rules, wireless providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to both federal and state universal service funds. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs to support services to schools, libraries and rural health care providers. On January 25, 2002, respectively, the FCC initiated two universal service proceedings relevant to all telecommunications providers, including us. One deals with how universal service fees are assessed; the other with what services universal service funds can be used to support. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and also may be required to contribute to state universal service programs.

Electronic Surveillance. The FCC has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. The Communications Assistance for Law Enforcement Act requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were required to be completed by June 30, 2000, unless carriers were granted temporary waivers, which Triton and many other wireless providers requested. The FCC recently gave us until June 30, 2002 to comply with all of the federal government's assistance capability requirements. Additional wireless carrier obligations to assist law enforcement agencies were adopted in response to the September 11 terrorist attacks as part of the USA Patriot Act.

Telephone Numbers. Like other telecommunications carriers, Triton must have access to telephone numbers to serve its customers and to meet demand for new service. In a series of proceedings over the past six years, the FCC has adopted rules that could affect Triton's access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. In orders adopted in March and December 2000 and in December 2001, the FCC adopted the following rules:

     . Carriers must meet specified number usage thresholds before they can obtain additional telephone numbers. The threshold for 2001 required carriers to show that they were using 60% of all numbers assigned to them in a particular rate center. This threshold will increase by 5% a year until it reaches 75% in 2004. The FCC has adopted a "safety valve" mechanism that could permit carriers to obtain telephone numbers under certain circumstances even if they do not meet the usage thresholds.

     . Carriers must share blocks of telephone numbers, a requirement known as "number pooling." Under number pooling, numbers previously assigned in blocks of 10,000 will be assigned in blocks of 1,000, which significantly increases the efficiency of number assignment. This requirement applies to all carriers, but wireless providers have until November 24, 2002 to comply. The FCC's December 2001 order denied a request to defer this deadline. In connection with the number pooling requirement, the FCC also adopted rules intended to increase the availability of blocks of 1,000 numbers, including a requirement that numbers be assigned sequentially within existing blocks of 10,000 numbers.

     . Carriers must provide detailed reports on their number usage, and the reports will be subject to third-party audits. Carriers that do not comply with reporting requirements are ineligible to receive numbering resources.

     . States may implement technology-specific and service-specific area code "overlays" to relieve the exhaustion of existing area codes, but only with specific FCC permission.

The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Examples of state conservation methods include number pooling and number rationing. Since mid-1999, the FCC has granted interim number conservation authority to several state commissions, including North Carolina and South Carolina, states within our operating region.

The FCC's number conservation rules could benefit or harm Triton and other telecommunications carriers. If the rules achieve the goal of reducing demand for telephone numbers, then the costs associated with potential changes to the telephone numbering system will be delayed or avoided. The rules may, however, affect individual carriers by making it more difficult for them to obtain and use telephone numbers. In particular, number pooling imposes significant costs on carriers to modify their systems and operations. In addition, technology-specific and service-specific area code overlays could result in segregation of wireless providers, including Triton, into separate area codes, which could have negative effects on customer perception of wireless service.

Wireless providers also are subject to a requirement that they implement telephone number portability, which enables customers to maintain their telephone numbers when they change carriers. Number portability already is available to most landline customers and the FCC has set a deadline of November 24, 2002, for wireless providers to implement portability for their customers in certain markets. Verizon Wireless has filed a petition seeking elimination of the number portability requirement for wireless services. This petition remains pending at the FCC.

Environmental Processing. Antenna structures used by Triton and other wireless providers are subject to the FCC's rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In addition, in 2000 and 2001 several environmental groups unsuccessfully requested changes in the FCC's environmental processing rules, challenged specific environmental assessments as inadequate to meet statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. It is possible that environmental groups and others will renew these efforts in the future.

Rate Integration. The FCC has determined that the interstate, inter-exchange offerings (commonly referred to as "long distance") of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long distance commercial mobile radio service rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. The U.S. Court of Appeals for the District of Columbia Circuit, however, rejected the FCC's application of these requirements to wireless carriers, remanding the issue to the FCC to further consider whether wireless carriers should be required to average and integrate their long distance rates across all U.S. territories. This proceeding remains pending, but the Commission has stated that, the rate averaging and integration rules will not be applied to wireless carriers during the pendency of the proceeding.

Privacy. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including Triton, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allowed all telephone companies to use customer proprietary network information to solicit lost customers. While all carriers must notify customers of their individual rights regarding the use of customer proprietary network information for purposes not explicitly permitted by the law or the FCC's rules, the specific details of gathering and storing this approval are now left to the carriers. The FCC is seeking, through a new proceeding, additional information regarding consumer privacy interests and whether FCC rules should require affirmative opt-in or opt-out approvals by customers for customer proprietary network information use.

Billing. The FCC adopted detailed billing rules for landline telecommunications service providers and extended some of those rules to wireless carriers. Wireless carriers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all "paper copy" bills.

Access for Individuals with Disabilities. The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers, including Triton, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we cannot assure you that we will not be required to make material changes to our network, product line, or services.

State Regulation and Local Approvals

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The Communications Act permits states to regulate the "other terms and conditions" of commercial mobile radio service. The FCC has not clearly defined what is meant by the "other terms and conditions" of commercial mobile radio service, however, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act.

State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, including personal communications services providers, so long as the compensation required is publicly disclosed by the government. The sitting of cells/base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state emergency 911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers.

There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. New York enacted a statewide ban on driving while holding a wireless phone, and similar legislation is pending in other states, including Virginia, Georgia, Tennessee, South Carolina and Kentucky. Officials in a handful of communities have enacted ordinances banning or restricting the use of cell phones by drivers. Should this become a nationwide initiative, commercial mobile radio service providers could experience a decline in the number of minutes of use by subscribers. In general, states continue to consider restrictions on wireless phone use while driving, and some states are also beginning to collect data on whether wireless phone use contributes to traffic accidents. On the federal level, the National Transportation Safety Board is considering whether it should recommend limiting the use of mobile phones in vehicles.

The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which wireless providers operate. Neither the outcome of these proceedings nor their impact upon our operations or the wireless industry can be predicted at this time.

Competition

We compete directly with two cellular providers and several other personal communications services providers in each of our markets except Myrtle Beach, where we are one of two cellular providers, and against enhanced specialized mobile radio providers in most of our markets. Some of these competitors have greater financial, technical resources and spectrum than we do. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect our operating margins. We plan to use our digital feature offerings, coast-to-coast digital wireless network through our AT&T Wireless affiliation, contiguous presence providing an expanded home-rate billing area and local presence in secondary markets to combat potential competition. Our extensive digital network provides us a cost-effective means to react effectively to any price competition.

We expect competition to intensify as a result of the consolidation of the industry and the development of new technologies, products and services. The wireless communications industry has been experiencing significant consolidation, and we expect this trend will continue. This consolidation trend may create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. In addition, we expect that in the future, providers of wireless communications services will compete more directly with providers of traditional landline telephone services, energy companies, utility companies and cable operators that expand their services to offer communications services.

New wireless spectrum allocations may create additional competition either from new market entrants or from existing competitors. The FCC has scheduled an auction of 700 MHz spectrum, which is exempt from spectrum cap limitations, for June 19, 2002. On August 9, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals by New ICO Global Communications (Holdings) Ltd. and Motient Services, Inc. to bring flexibility to the delivery of communications by mobile satellite service providers through the incorporation of a wireless ancillary terrestrial component into their mobile satellite networks. This proceeding is still pending. It is not possible at this time to predict the success of this initiative.

Wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access are becoming available from a wide range of providers, including cellular and personal communications services providers, enhanced specialized mobile radio carriers such as Nextel, two-way paging companies and new market entrants such as Palm Computing. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Depending on consumer demand, we may be required to expend significant resources to respond to competitive offerings of these services.

The FCC requires all cellular and personal communications services licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and a competitor of that licensee. Several small resellers currently compete with us in our licensed area. With respect to cellular and personal communications services licenses, the resale obligations terminate five years after the last group of initial licenses of currently allotted personal communications services spectrum were awarded. Accordingly, our resale obligations end on November 24, 2002, although licensees will continue to be subject to the provisions of the Communications Act requiring non-discrimination among customers. We have also agreed to permit AT&T Wireless to resell our services.

Intellectual Property

The AT&T globe design logo is a service mark owned by AT&T and registered with the United States Patent and Trademark Office. Under the terms of our license agreement with AT&T, we use the AT&T globe design logo and certain other service marks of AT&T royalty-free in connection with marketing, offering and providing wireless mobility telecommunications services using time division multiple access digital technology and frequencies licensed by the FCC to end-users and resellers within our licensed area. The license agreement also grants us the right to use the licensed marks on certain permitted mobile phones.

AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, those licensed services under the licensed marks in our licensed area except:

     . to any person who resells, or acts as our agent for, licensed services provided by us, or

     . any person who provides or resells wireless communications services to or from specific locations such as buildings or office complexes, even if the applicable subscriber equipment being used is capable of routine movement within a limited area and even if such subscriber equipment may be capable of obtaining other telecommunications services beyond that limited area and handing-off between the service to the specific location and those other telecommunications services.

In all other instances, AT&T reserves for itself and its affiliates the right to use the licensed marks in providing its services whether within or outside of our licensed area.

The license agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks.

We have entered into an agreement with TeleCorp PCS to adopt and use a common regional brand name, SunCom. Under this agreement, we have formed Affiliate License Company with TeleCorp PCS for the purpose of sharing ownership of and maintaining the SunCom brand name. Each company shares in the ownership of the SunCom brand name and the responsibility of securing protection for the SunCom brand name in the United States Patent and Trademark Office, enforcing our rights in the SunCom brand name against third parties and defending against potential claims against the SunCom brand name. The agreements provide parameters for each company's use of the SunCom brand name, including certain quality control measures and provisions in the event that either of these company's licensing arrangements with AT&T is terminated. AT&T Wireless has agreed to acquire TeleCorp PCS and has announced its expectation to discontinue use of the SunCom brand. We currently plan to continue using the SunCom brand.

The SunCom service mark was registered by the United States Patent and Trademark Office on July 18, 2000 (Registration No. 2367621). Various other applications for registration of service marks using the SunCom name have been filed in the United States Patent and Trademark Office and are currently pending. Affiliate License Company owns the SunCom brand name, as well as the applications for the other related service marks.

Employees

As of December 31, 2001, we had 1,896 employees. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

Triton maintains its executive offices in Berwyn, Pennsylvania. We also maintain two regional offices in Richmond, Virginia and Charleston, South Carolina. We lease these facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any lawsuit or proceeding which, in management's opinion, is likely to have a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Triton and its subsidiaries are wholly owned by Holdings and, therefore, there is no established trading market for the common equity of Triton or any of its subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the period from March 6, 1997 to December 31, 1997 and for the years ended December 31, 1998, 1999, 2000 and 2001. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this report.

                                                  March 6, 1997                 Year Ended December 31,
                                                     through          --------------------------------------------
                                                 December 31, 1997      1998       1999        2000        2001
                                                 ------------------   --------   ---------   ---------   ---------
                                                                           (in thousands)
Statement of Operations Data:
Revenues:
  Service                                             $    --         $ 11,172   $  63,545   $ 224,312   $ 396,152
  Roaming                                                  --            4,651      44,281      98,492     126,909
  Equipment                                                --              755      25,405      34,477      26,928
                                                      -------         --------   ---------   ---------   ---------
  Total revenues                                           --           16,578     133,231     357,281     549,989
                                                      =======         ========   =========   =========   =========

Expenses:
 Costs of services and equipment
  (excluding noncash compensation of $0, $0,
  $142, $1,026, $2,544 for the periods ended
  December 31, 1997, 1998, 1999, 2000, and
  2001, respectively)                                      --           10,466     107,521     194,686     246,255
 Selling and marketing (excluding
  noncash compensation of $0, $0, $213, $1,274
  and $1,911 for the periods ended December
  31, 1997, 1998, 1999, 2000, and 2001,
  respectively)                                            --            3,260      59,580     100,403     108,737
 General and administrative (excluding
  noncash compensation of $0, $1,120, $2,954,
  $5,967 and $12,736 for the period ended
  December 31, 1997, 1998, 1999, 2000 and 2001,
  respectively)                                         2,736           15,589      42,354      84,534     129,762
 Non-cash compensation                                     --            1,120       3,309       8,267      17,191
 Depreciation and amortization                              5            6,663      45,546      94,131     127,677
                                                      -------         --------   ---------   ---------   ---------
  Total operating expenses                              2,741           37,098     258,310     482,021     629,622
                                                      -------         --------   ---------   ---------   ---------

 Loss from operations                                  (2,741)         (20,520)   (125,079)   (124,740)    (79,633)

Interest and other expense                              1,228           30,391      41,061      56,229     131,581
Interest and other income                                   8           10,635       4,852       4,957      18,322
Gain (loss) on sale of property, equipment and
marketable securities, net                                 --               --      11,928          --        (174)
                                                      -------         --------   ---------   ---------   ---------

Loss before taxes                                     $(3,961)         (40,276)  $(149,360)  $(176,012)  $(193,066)
Income tax expense (benefit)                               --           (7,536)         --         746       1,372
Extraordinary loss on early retirement of debt             --               --          --          --       3,952
                                                      -------         --------   ---------   ---------   ---------

Net loss                                              $(3,961)        $(32,740)  $(149,360)  $(176,758)  $(198,390)
                                                      =======         ========   =========   =========   =========

                                                                  As of December 31,
                                               -------------------------------------------------------
                                                1997      1998        1999        2000         2001
                                               -------   --------   --------   ----------   ----------
                                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents                      $11,362   $146,172   $186,251   $    1,617   $  371,088
Working capital (deficiency)                    (5,681)   146,192    134,669      (54,157)     283,655
Property, plant and equipment, net                 473    198,953    421,864      662,990      793,175
Intangible assets, net                           1,249    308,267    315,538      300,161      283,847
Total assets                                    13,253    686,859    979,797    1,066,038    1,683,946
Long-term debt and capital lease obligations        --    465,689    504,636      728,485    1,344,291
Shareholder's (deficit) equity                  (3,959)   175,979    328,113      159,653       76,085



                                March 6,1997                Year Ended December 31,
                                  through         ------------------------------------------
                              December 31, 1997     1998        1999       2000       2001
                              -----------------   --------    --------   --------   --------
                                                  (in thousands)
Other Data:
Subscribers (end of period)             --          33,844     195,204    446,401    685,653
EBITDA(1)                         $ (2,736)      $ (12,737)  $ (76,224) $ (22,342) $  65,235
Cash flows from:
  Operating activities            $ (1,077)      $  (4,130)  $ (51,522) $ (17,984) $   5,274
  Investing activities                (478)       (372,372)   (191,538)  (346,444)  (318,181)
  Financing activities              12,917         511,312     283,139    179,794    682,378

(1) "EBITDA" is defined as operating loss plus depreciation and amortization expense and non-cash compensation. EBITDA is key financial measure but should not be construed as an alternative to operating income, cash flows from operating activities or net income (loss), as determined in accordance with generally accepted accounting principles. EBITDA is not a measure determined in accordance with generally accepted accounting principles. We believe that EBITDA is a standard measure commonly reported and widely used by analysts and investors in the wireless communication industry. However, our method of computation may or may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky in exchange for an equity position in Triton. As part of the transaction, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region.

On June 30, 1998, we acquired an existing cellular system serving Myrtle Beach and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc. In connection with this acquisition, we began commercial operations and earning recurring revenue in July 1998. We integrated the Myrtle Beach system into our personal communications services network as part of our initial network deployment. Substantially all of our revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. Our results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of our initial personal communications services network deployment. As of December 31, 2001, we had successfully launched and offered personal communications service to approximately 13.5 million people in all of our 37 markets.

Critical Accounting Polices and Estimates

Triton's discussion and analysis of its financial condition and results of operations are based upon Triton's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Triton to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Triton evaluates its estimates, including those related to bad debts, inventories, income taxes, contingencies and litigation. Triton bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Triton believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     . Triton maintains allowances for doubtful accounts for estimated losses resulting from the inability of its subscribers to make required payments. If the financial condition of a material portion of Triton's subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     . Triton writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     . Triton records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Triton has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Triton were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Triton determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Triton assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

In 2002, Statement of Financial Accounting Standards, or SFAS, No. 142 "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $278.0 million of intangible FCC licenses, which we believe qualify as having an indefinite life. We had recorded approximately $6.9 million of amortization on these licenses during 2001 and would have recorded approximately $6.9 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our FCC licenses in 2002 and an annual review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, we cannot be certain that at the time the review is completed a material impairment charge will not be recorded.

Revenue

We derive our revenue from the following sources:

     . Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' roaming charges are rate plan dependent and based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation and de-activation service charges.

     . Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

     . Roaming. We charge per minute fees to other wireless telecommunications companies for their customers' use of our network facilities to place and receive wireless services.

We believe our roaming revenues will be subject to seasonality. We expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. We believe that our equipment revenues will also be seasonal, as we expect sales of telephones to peak in the fourth quarter, primarily as a result of increased sales during the holiday season. Although we expect our overall revenues to increase due to increasing roaming minutes, our per-minute roaming revenue will decrease over time according to the terms of our agreements with AT&T Wireless.

Costs and Expenses

Our costs of services and equipment include:

     . Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

     . Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

     . Transport and Variable Interconnect. We incur charges associated with interconnection with other wireline and wireless carriers' networks. These fees include monthly connection costs and other fees based on minutes of use by our customers.

     . Variable Long Distance. We pay usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers' usage, applied at pre-negotiated rates with the other carriers.

     . Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians, and related utility and maintenance charges.

Recent industry data indicate that transport, interconnect, roaming and long distance charges that we currently incur will continue to decline, due principally to competitive pressures and new technologies.

Other expenses include:

     . Selling and Marketing. Our selling and marketing expense includes advertising and promotional costs, commission expense for our indirect, direct and e-commerce agents, and fixed charges such as store rent and retail associates' salaries.

     . General and Administrative. Our general and administrative expense includes customer care, billing, information technology, finance, accounting, legal services and product development. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

     . Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Previous to January 1, 2002, our personal communications services licenses and our cellular license were being amortized over a period of 40 years. In 2002, SFAS No. 142 "Goodwill and Other Intangible Assets" became effective, and as a result, we will cease to amortize approximately $278.0 million of intangible FCC licenses, which we believe qualify as having an indefinite life.

     . Non-cash Compensation. As of December 31, 2001 we recorded $92.6 million of deferred compensation associated with the issuances of Holdings' common and preferred stock to employees. The compensation is being recognized over four to five years as the stock vests.

     . Interest Income (Expense) and other. Interest income is earned primarily on our cash and cash equivalents. Interest expense through December 31, 2001 consists of interest on our credit facility, our 11% senior subordinated discount notes due 2008, our 9 3/8% senior subordinated notes due 2011 and our 8 3/4% senior subordinated notes due 2011, net of capitalized interest. Other expenses include amortization of certain financing charges.

Our ability to improve our margins will depend on our ability to manage our variable costs, including selling, general and administrative expense, costs per gross added subscriber and costs of building out our network. We expect our operating costs to grow as our operations expand and our customer base and call volumes increase. Over time, these expenses should represent a reduced percentage of revenues as our customer base grows. Management will focus on application of systems and procedures to reduce billing expense and improve subscriber communication. These systems and procedures will include debit billing, credit card billing, over-the-air payment and Internet billing systems.

Results of Operations

     Year ended December 31, 2001 compared to the year ended December 31, 2000

Net subscriber additions were 239,252 for the year ended December 31, 2001, bringing our total subscribers to 685,653 as of December 31, 2001, an increase of 53.6% over our subscriber total as of December 31, 2000. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans. The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Subscriber churn was 1.95% and 1.80% for the years ended December 31, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average revenue per user, or ARPU, was $58.78 and $60.99 for the years ended December 31, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.21 decrease, or 3.6%, was primarily the result of a change in our rate plan mix, as subscribers who are new to the wireless sector typically begin service with a lower monthly access plan.

Total revenue increased 53.9% to $550.0 million for the year ended December 31, 2001 from $357.3 million for the year ended December 31, 2000. Service revenue for the year ended December 31, 2001 was $396.2 million, an increase of $171.9 million, or 76.6%, compared to $224.3 million for the year ended December 31, 2000. The increase in service revenue was due primarily to strong growth of subscribers. Equipment revenue was $26.9 million for the year ended December 31, 2001, a decline of $7.6 million, or 22.0% compared to $34.5 million for the year ended December 31, 2000. The equipment revenues decline was due primarily to a decrease in the average revenue per item sold, partially offset by an increase in the quantities sold. Roaming revenue was $126.9 million for the year ended December 31, 2001, an increase of $28.4 million, or 28.8%, compared to $98.5 million for the year ended December 31, 2000. The increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, partially offset by a contractual decrease in our service charge per minute.

Cost of service was $174.5 million for the year ended December 31, 2001, an increase of $49.2 million, or 39.3%, compared to $125.3 million for the year ended December 31, 2000. Approximately 40% of the increase was due to the expansion of our network. We added approximately 350 cell sites to our network in 2001. The remaining increase of approximately 60% over the prior year was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. These increases were due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $71.8 million for the year ended December 31, 2001, an increase of $2.4 million or 3.5%, compared to $69.4 million for the year ended December 31, 2000. The increase was due primarily to an increase in gross subscriber additions, partially offset by a decrease in the average cost of items sold.

Selling and marketing costs were $108.7 million for the year ended December 31, 2001, an increase of $8.3 million, or 8.3%, compared to $100.4 million for the year ended December 31, 2000. The increase was primarily due to increased marketing and selling costs, including commission and manpower related costs. This increase resulted from a 16.7% increase in gross subscriber additions in the year ended December 31, 2001, versus the prior year ended December 31, 2000. The increase was also attributable to increasing the points of distribution in our company-owned retail store channel by 27% in 2001.

General and administrative expenses were $129.8 million for the year ended December 31, 2001, an increase of $45.3 million or 53.6%, compared to $84.5 million for the year ended December 31, 2000. The increase was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care, collections, retention and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

EBITDA represents operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $65.2 million and a loss of $22.3 million for the years ended December 31, 2001 and 2000, respectively. The gain of $87.5 million resulted primarily from the items discussed above.

Non-cash compensation expense was $17.2 million for the year ended December 31, 2001, an increase of $8.9 million or 107.2%, compared to $8.3 million for the year ended December 31, 2000. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $127.7 million for the year ended December 31, 2001, an increase of $33.6 million or 35.7% compared to $94.1 million for the year ended December 31, 2000. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Depreciation will continue to increase, as additional portions of our network are placed into service.

Interest and other expense was $131.6 million, net of capitalized interest of $5.9 million, for the year ended December 31, 2001. Interest and other expense was $56.2 million, net of capitalized interest of $9.5 million, for the year ended December 31, 2000. The increase of $75.4 million, or 134.2 % relates primarily to $32.0 million of interest from our $350.0 million 9 3/8% senior subordinated notes offering completed in January 2001 and $4.6 million of interest from our $400.0 million 8 3/4% senior subordinated notes offering completed in November 2001. For the year ended December 31, 2001, we had a weighted average interest rate of 9.43% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt as compared with 10.98% for the year ended December 31, 2000. In addition, interest expense was higher on the credit facility due to mandatory draws on the facility in 2001. Other expense of $12.9 million was recorded in 2001. This expense was the result of paying down $390.0 million of the credit facility with net proceeds from the 8 3/4% senior subordinated notes offering, certain fixed interest rate derivatives no longer qualify as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The fair value of these non-qualifying hedges on November 14, 2001 and subsequent changes in their fair value were recorded in the statement of operations as other expense for the year ended December 31, 2001.

Interest income was $18.3 million for the year ended December 31, 2001, an increase of $13.3 million, or 266.0%, compared to $5.0 million for the year ended December 31, 2000. The increase of $13.3 million was due primarily to interest on higher average cash balances.

Net loss was $198.4 million and $176.8 million for the years ended December 31, 2001 and 2000, respectively. The net loss increase of $21.6 million resulted primarily from the items discussed above.

     Year ended December 31, 2000 compared to the year ended December 31, 1999

Net subscriber additions were 251,197 and 161,360 for the years ended December 31, 2000 and 1999, respectively. Subscribers were 446,401 and 195,204 as of December 31, 2000 and 1999, respectively. The increase in subscribers was primarily due to offering twelve months of service in the 27 markets launched as of December 31, 1999 as part of our network build-out, launching 10 additional markets between December 31, 1999 and December 31, 2000 as part of the network build-out, and continued strong demand for our digital service offerings and pricing plans.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Subscriber churn was 1.80% and 1.86% for the years ended December 31, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

ARPU was $60.99 and $57.81 for the years ended December 31, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill.

Total revenue was $357.3 million and $133.2 million for the years ended December 31, 2000 and 1999, respectively. Service revenue was $224.3 million and $63.5 million for the years ended December 31, 2000 and 1999, respectively. The increase in service revenue of $160.8 million was due primarily to growth of subscribers. Equipment revenue was $34.5 million and $25.4 million for the years ended December 31, 2000 and 1999, respectively. The equipment revenues increase of $9.1 million was due primarily to the increase in gross additions. Roaming revenue was $98.5 million and $44.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in roaming revenues of $54.2 million was due to increased roaming minutes of use resulting from our continued network build-out, partially offset by a contractual decrease in our service charge per minute.

Cost of service was $125.3 million and $63.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in costs of service of $62.1 million was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $69.4 million and $44.3 million for the years ended December 31, 2000 and 1999, respectively. The increase of $25.1 million was due primarily to an increase in subscriber additions.

Selling and marketing costs were $100.4 million and $59.6 million for the years ended December 31, 2000 and 1999, respectively. The increase of $40.8 million was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the additional markets launched.

General and administrative expenses were $84.5 million and $42.4 million for the years ended December 31, 2000 and 1999, respectively. The increase of $42.1 million was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care, collections, retention and other administrative functions established in conjunction with launching additional markets and the corresponding growth in subscriber base.

EBITDA represents operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was a loss of $22.3 million and a loss of $76.2 million for the years ended December 31, 2000 and 1999, respectively. The decrease in the loss of $53.9 million resulted primarily from the items discussed above.

Non-cash compensation expense was $8.3 million and $3.3 million for the years ended December 31, 2000 and 1999, respectively. The increase of $5.0 million is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $94.1 million and $45.5 million for the years ended December 31, 2000 and 1999, respectively. The increase of $48.6 million relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of certain markets.

Interest and other expense was $56.2 million, net of capitalized interest of $9.5 million, for the year ended December 31, 2000. Interest and other expense was $41.1 million, net of capitalized interest of $12.3 million, for the year ended December 31, 1999. The increase of $15.1 million relates primarily to additional draws on our credit facility totaling $182.8 million and less capitalized interest as a result of assets placed into service. For the year ended December 31, 2000, we had a weighted average interest rate of 10.98% on our average borrowings under our bank credit facility and our average obligation for the 11% senior subordinated discount notes.

Interest income was $5.0 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively. The increase of $0.1 million was due primarily to interest on slightly higher average cash balances.

Gain on sale of property, equipment and marketable securities was $11.9 million for the year ended December 31, 1999, relating primarily to the gain recorded on the tower sale of $11.6 million, and the gain on the sale of marketable securities of $1.0 million, partially offset by a $0.8 million loss on the sale of furniture and fixtures. We recorded no gains or losses on the sale of assets in 2000.

Net loss was $176.8 million and $149.4 million for the years ended December 31, 2000 and 1999, respectively. The net loss increase of $27.4 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that capital expenditures for network construction will be approximately $150 million in 2002. We may have additional capital requirements, which could be substantial, for acquisition of new broadband personal communications service licenses or for future upgrades for advances in new technology.

Preferred Stock. As part of our joint venture agreement with AT&T Wireless, Holdings issued 732,371 shares of its Series A preferred stock to AT&T Wireless PCS. The Series A preferred stock provides for cumulative dividends at an annual rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, we may defer all cash payments due to the holders until June 30, 2008, and quarterly dividends are payable in cash thereafter. To date, all such dividends have been deferred. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its liquidation value plus unpaid dividends on or after February 4, 2008. On and after February 4, 2006, the Series A preferred stock is also convertible at the option of its holders for shares of Holdings' Class A common stock having a market value equal to the liquidation value plus unpaid dividends on the Series A preferred stock. Holdings may not pay dividends on, or, subject to specified exceptions, repurchase shares of its common stock without the consent of the holders of the Series A preferred stock.

Credit Facility. On September 14, 2000, Triton entered into a second amended and restated credit agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $750.0 million of borrowings. On November 14, 2001, Triton extinguished $390.0 million of the bank facility with net proceeds from the 8 3/4% senior subordinated notes offering. Triton began to repay the then outstanding term loans in quarterly installments, beginning on February 4, 2002. On March 8, 2002, the credit agreement was amended to create a new term loan with $125.0 million of available borrowings. As of December 31, 2001, after giving effect to the creation of the new $125.0 million term loan, Triton had $185.0 million and $300.0 million of outstanding borrowings and committed availability, respectively, under the bank facility. The bank facility provides for:

     . a $14.4 million senior secured Tranche A term loan maturing in May 2006, all of which was outstanding as of December 31, 2001;

     . a $150.0 million senior secured Tranche B term loan maturing in February 2007, all of which was outstanding as of December 31, 2001;

     . a $14.4 million senior secured Tranche C term loan maturing in May 2006, all of which was outstanding as of December 31, 2001;

     . a $81.2 million senior secured Tranche D term loan maturing in May 2006, $6.2 million of which was outstanding as of December 31, 2001;

     . a $125.0 million senior secured Tranche E term loan maturing in February 2007, none of which was outstanding as of December 31, 2001; and

     . a $100.0 million senior secured revolving credit facility maturing in May 2006, none of which was outstanding as of December 31, 2001.

The terms of the bank facility will permit Triton, subject to various terms and conditions, including compliance with specified leverage ratios, to draw up to the remaining amount available under the facility to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Borrowings under the facility are subject to customary terms and conditions. As of December 31, 2001, Triton was in compliance with all such covenants, and Triton expects to remain compliant in the future.

The commitments to make loans under the revolving credit facility are automatically and permanently reduced in installments beginning in August 2004 through May 2006. In addition, the credit agreement requires Triton to make mandatory prepayments of outstanding borrowings under the credit facility based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on Triton's ability to incur debt and pay dividends.

Senior Subordinated Notes. On May 4, 1998, Triton completed the private placement of $512.0 million principal amount at maturity of 11% senior subordinated discount notes due 2008 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of the offering, after deducting the initial purchasers' discount, were $291.0 million. The 11% senior subordinated discount notes due 2008 are guaranteed by all of Triton's subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On October 30, 1998, Triton closed its registered exchange offer of $512.0 million aggregate principal amount at maturity of its 11% senior subordinated discount notes due 2008 for $512.0 million aggregate principal amount at maturity of its newly issued 11% senior subordinated discount notes due 2008, which have been registered under the Securities Act.

On January 19, 2001, Triton completed the private placement of $350.0 million principal amount of 9 3/8% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount and estimated expenses, were $337.5 million. The 9 3/8% senior subordinated notes due 2011 are guaranteed by all of the domestic subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On June 15, 2001, Triton closed its registered exchange offer of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011 for $350.0 million principal amount of its newly issued 9 3/8% senior subordinated notes due 2011, which have been registered under the Securities Act.

On November 14, 2001, Triton completed the private placement of $400.0 million principal amount of 8 3/4% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount and estimated expenses, were approximately $390.0 million. The 8 3/4% senior subordinated notes due 2011 are guaranteed by all of the subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On February 14, 2002, Triton closed its registered exchange offer of $400.0 million principal amount of its 8 3/4% senior subordinated notes due 2011 for $400.0 million principal amount of its newly issued 8 3/4% senior subordinated notes due 2011, which have been registered under the Securities Act.

Equity Offering. On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs.

Historical Cash Flow. As of December 31, 2001, we had $371.1 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 2000. Net working capital was $283.7 million at December 31, 2001 and $(54.2) million at December 31, 2000. The $5.3 million of cash provided by operating activities during the year ended December 31, 2001 was the result of our net loss of $198.4 million and $19.3 million of cash used by changes in working capital and other long-term assets, partially offset by $223.0 million of depreciation and amortization, accretion of interest, non-cash compensation, bad debt expense, extraordinary loss on early retirement of debt, loss in equity investment, loss on disposal of fixed asset, and loss on derivative instruments. The $318.2 million of cash used by investing activities during the year ending December 31, 2001 was primarily related to capital expenditures associated with our network build-out and advances to non-consolidated entities. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $682.4 million provided by financing activities during the year ended December 31, 2001 relates primarily to our $281.0 million draw against our credit facility, $729.0 million of net proceeds from our issuance of the senior subordinated notes and $106.3 million of capital contributions from Holdings, partially offset by $428.8 million of credit facility repayments.

As of December 31, 2000, we had $1.6 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $(54.2) million at December 31, 2000 and $134.7 million at December 31, 1999. The $18.0 million of cash used in operating activities during the year ended December 31, 2000 was the result of our net loss of $176.8 million partially offset by $5.7 million of cash provided by changes in working capital and other long-term assets and $153.1 million of depreciation and amortization, accretion of interest, non-cash compensation, deferred income taxes and bad debt expense. The $346.4 million of cash used by investing activities during the year ending December 31, 2000 was related primarily to capital expenditures associated with our network build-out. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $179.8 million provided by financing activities during the year ended December 31, 2000 relates primarily to our $182.8 million draw against our credit facility.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations and the periods in which payments are due. These disclosures are also included in the footnotes to the financial statements, and the relevant footnotes are cross-referenced in the table below.

                                                 Payments Due by Period
                                                 (dollars in thousands)
                         -----------------------------------------------------------
                                      Less than                            After 4     Footnote
Contractual Obligation     Total       1 year     1-2 years   3-4 years     years      Reference
------------------------------------------------------------------------------------------------

Short-term debt             $12,641    $12,641    $     --     $    --    $       --       7

Long-term debt            1,344,291         --      15,491      47,462     1,281,338       7

Operating leases            275,674     44,685      77,901      51,051       102,037      14
------------------------------------------------------------------------------------------------
Total cash contractual
obligations              $1,632,606    $57,326    $ 93,392     $98,513    $1,383,375

Relationship with Lafayette Communications Company L.L.C.

We hold a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2001, Lafayette acquired 18 licenses, covering a population of approximately 6.3 million people in areas of Georgia, South Carolina, Tennessee and Virginia, for aggregate consideration of $119.6 million. Lafayette has an application pending for an additional 13 licenses in areas of North Carolina and Virginia, but this application is subject to pending litigation involving the parties that formerly held these licenses, NextWave Personal Communications, Inc. and Urban Comm-North Carolina, Inc. There can be no assurance that this litigation will be resolved so as to allow these licenses to be acquired by Lafayette. The Supreme Court recently agreed to review the issues involved in this litigation, which will delay a resolution until at least 2003, unless an earlier settlement is reached. FCC license build-out requirements have been satisfied for 17 of the 18 licenses which Lafayette currently holds.

As of December 31, 2001, we have funded approximately $117.4 million of senior loans to Lafayette to finance the acquisition of licenses and expect to fund additional loans for future acquisitions.

Because we do not control Lafayette, we are accounting for our investment under the equity method. Ordinarily, as the investor, we would record our proportionate share of Lafayette's losses in our income statement. However, Triton has committed to provide further financial support to Lafayette in order to preserve its business relationship. Therefore, even in the absence of a legally binding obligation, we are now recognizing 100% of Lafayette's losses, which arise primarily from interest costs related to an assumed note payable to the FCC.

In accordance with EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee," when the carrying amount of an investment has been reduced to zero, the investor should continue to report its share of the equity method losses in its statement of operations as an adjustment to the adjusted basis of the loans receivable. As of December 31, 2001, Triton had written its initial investment in Lafayette down to zero and had reduced its carrying value of the approximate $117.4 million loan receivable from Lafayette, so as to reflect 100% of Lafayette's 2001 loss of approximately $718,000.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, " Business Combinations". The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations; and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for certain provisions related to goodwill and intangible assets which were acquired after June 30, 2001. We believe that FCC licenses qualify as indefinite life intangible assets, and we will accordingly cease our practice of amortizing FCC licenses beginning in 2002. Amortization expense for FCC licenses was approximately $6.9 million, for each of the years ended December 31, 1999, 2000 and 2001, respectively. During 2002, Triton will perform the required impairment tests. We have not yet determined what the effect of these tests will be on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact this statement will have on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this statement will have on our financial position or results of operations.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2001, our debt can be categorized as follows:

Fixed interest rates:
     Senior subordinated notes......................   $1,167,338,000
Subject to interest rate fluctuations:
     Bank credit facility...........................   $  185,000,000

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through Triton's borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only.

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through December 31, 2001, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly.

Information, as of December 31, 2001, for the interest rate swaps is as follows:

                       Terms         Notional Amount    Fair Value
                   ---------------   ---------------   ------------
Swaps acting       12/4/98-12/4/03     $ 75,000,000    $(2,124,494)
 as hedges         6/12/00-6/12/03     $ 75,000,000    $(4,581,180)
                     4/6/01-4/6/06     $ 28,823,530      $(954,381)

Swaps not acting   6/15/00-6/16/03     $ 50,000,000    $(3,042,806)
 as hedges         7/17/00-7/15/03     $ 25,000,000    $(1,747,186)
                   8/15/00-8/15/03     $ 25,000,000    $(1,708,787)
                     4/6/01-4/6/06     $156,176,470    $(5,178,145)
                   4/24/01-4/24/06     $ 45,000,000    $(1,246,927)

The swaps commencing on April 6, 2001, which have an aggregate notional amount of $185 million, can be terminated at the banks' option on April 7, 2003. The swaps commencing on April 24, 2001, which have an aggregate notional amount of $45 million, can be terminated at the banks' option on April 24, 2002 and quarterly thereafter.

The variable rate is capped at 7.5% for the interest rate swaps commencing on June 12, 2000 through August 15, 2000. These swaps have an aggregate notional amount of $175 million.

If market swap rates rise over the remaining term of these swaps, as expected, we should realize other income of approximately $2 million for each 50 basis point increase in rates. If rates were to decline, we would realize other expense of approximately $2 million for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

     ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                                TRITON PCS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of PricewaterhouseCoopers LLP                                              F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001                      F-3
Consolidated Statements of Operations and Comprehensive Loss
     for the years ended December 31, 1999, 2000 and 2001                         F-4
Consolidated Statements of Stockholder's Equity and Member's Capital
     for the years ended December 31, 1999, 2000 and 2001                         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999,
     2000 and 2001                                                                F-6
Notes to Consolidated Financial Statements                                        F-7

Schedule II - Valuation and Qualifying Accounts                                    31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Triton PCS, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 31 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2002, except for Note 18,
as to which the date is March 8, 2002

                                Triton PCS, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          December 31, 2000     December 31, 2001
                                                          ---------------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents                                $     1,617          $   371,088
    Accounts receivable net of $2,906 and 3,345                   50,844               68,685
    Inventory, net                                                20,632               29,740
    Prepaid expenses                                               6,764                8,160
    Other current assets                                           1,252                5,642
                                                          ---------------------------------------
Total current assets                                              81,109              483,315

Property and equipment:
    Land                                                             313                  313
    Network infrastructure and equipment                         648,865              871,523
    Office furniture and equipment                                54,970               75,651
    Capital lease assets                                           8,071                8,860
    Construction in progress                                      62,027               55,651
                                                          ---------------------------------------
                                                                 774,246            1,011,998
Less accumulated depreciation                                   (111,256)            (218,823)
                                                          ---------------------------------------
Net property and equipment                                       662,990              793,175
Intangible assets, net                                           300,161              283,847
Investment in and advances to non-consolidated entities           16,965              116,731
Other long term assets                                             4,813                6,878
                                                          ---------------------------------------

Total assets                                                 $ 1,066,038          $ 1,683,946
                                                          =======================================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
    Accounts payable                                         $    84,267          $    97,792
    Bank overdraft liability                                      13,670               22,265
    Accrued payroll & related expenses                            14,265               17,381
    Accrued expenses                                               6,324                6,634
    Current portion of long-term debt                              1,845               12,641
    Deferred revenue                                               6,128               12,099
    Deferred gain on sale of property and equipment                1,190                1,190
    Accrued interest                                               1,423               20,351
    Other current liabilities                                      6,154                9,307
                                                          ---------------------------------------
Total current liabilities                                        135,266              199,660

Long-term debt:
    Bank credit facility                                         332,750              174,441
    Senior subordinated debt                                     391,804            1,167,338
    Capital lease obligation                                       3,931                2,512
                                                          ---------------------------------------
Total Long-term debt:                                            728,485            1,344,291

Deferred income taxes                                             11,990               11,935
Deferred revenue                                                   1,192                3,129
Fair value of derivative instruments                                  --               20,584
Deferred gain on sale of property and equipment                   29,452               28,262
                                                          ---------------------------------------
Total liabilities                                                906,385            1,607,861

Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized
   100 shares issued and outstanding                                  --                   --
Additional paid-in capital                                       564,665              737,573
Accumulated deficit                                             (362,819)            (561,209)
Accumulated other comprehensive income                                --               (7,660)
Deferred compensation                                            (42,193)             (92,619)
                                                          ---------------------------------------
Total stockholder's equity                                       159,653               76,085
                                                          ---------------------------------------
Total liabilities & stockholder's equity                     $ 1,066,038          $ 1,683,946
                                                          =======================================

          See accompanying notes to consolidated financial statements.

                                Triton PCS , Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)

                                                   For the Years Ended December 31,
                                                 -----------------------------------
                                                   1999          2000         2001
                                                   ----          ----         ----
Revenues:
     Service                                     $  63,545    $ 224,312    $ 396,152
     Roaming                                        44,281       98,492      126,909
     Equipment                                      25,405       34,477       26,928
                                                 -----------------------------------
         Total revenue                             133,231      357,281      549,989
Expenses:
     Cost of service (excluding noncash
       compensation of $142, $1,026 and $2,544
       for the years ended December 31,
       1999, 2000 and 2001,
       respectively)                                63,200      125,288      174,500
     Cost of equipment                              44,321       69,398       71,755
     Selling and marketing (excluding noncash
       compensation of $213, $1,274 and
       $1,911 for the years ended
       December 31, 1999, 2000 and 2001,
       respectively)                                59,580      100,403      108,737
     General and administrative (excluding noncash
       compensation of $2,954, $5,967 and
       $12,736 for the years ended
       December 31, 1999, 2000 and 2001,
       respectively)                                42,354       84,534      129,762
     Non-cash compensation                           3,309        8,267       17,191
     Depreciation and amortization                  45,546       94,131      127,677
                                                 -----------------------------------

         Loss from operations                     (125,079)    (124,740)     (79,633)

Interest and other expense                          41,061       56,229      131,581
Interest and other income                            4,852        4,957       18,322
Gain/(loss) on sale of property, equipment
  and marketable securities, net                    11,928           --         (174)
                                                 -----------------------------------

Loss before taxes and extraordinary item          (149,360)    (176,012)    (193,066)

Income tax provision                                    --          746        1,372
                                                 -----------------------------------

Loss before extraordinary item                    (149,360)    (176,758)    (194,438)

Extraordinary loss on early extinguishment
  of debt                                               --           --        3,952
                                                 -----------------------------------

Net loss                                         $(149,360)   $(176,758)   $(198,390)
                                                 -----------------------------------

Other comprehensive loss, net of tax:
     Cumulative effect of change in
         accounting principle                           --           --        4,162
     Unrealized loss on derivative
          instruments                                   --           --        3,498
                                                 -----------------------------------

Comprehensive loss                               $(149,360)   $(176,758)   $(206,050)
                                                 ===================================

          See accompanying notes to consolidated financial statements.

                                Triton PCS, Inc.
       Consolidated Statement of Stockholder's Equity and Member's Capital
                             (Dollars in thousands)

                                       Common               Additional Paid-     Deferred               Accumulated
                                    Stock Shares   Amount      In Capital      Compensation     AOIC      Deficit       Total
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 1998            100         $--         $217,050         $ (4,370)    $    --    $ (36,701)   $ 175,979
                                    -------------------------------------------------------------------------------------------
Capital contributions from parent        --          --          298,185               --          --           --      298,185
Deferred compensation                    --          --           15,791          (15,791)         --           --           --
Non-cash compensation                    --          --               --            3,309          --           --        3,309
Net loss                                 --          --               --               --          --     (149,360)    (149,360)
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 1999            100         $--         $531,026         $(16,852)    $    --    $(186,061)   $ 328,113
                                    ===========================================================================================

Deferred compensation                    --          --           33,373          (33,373)         --           --           --
Non-cash compensation                    --          --               --            8,032          --           --        8,032
Capital contributions from parent        --          --              266               --          --           --          266
Net loss                                 --          --               --               --          --     (176,758)    (176,758)
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 2000            100         $--         $564,665         $(42,193)    $    --    $(362,819)   $ 159,653
                                    ===========================================================================================

Capital contributions from parent        --          --          105,056               --          --           --      105,056
Deferred compensation                    --          --           67,852          (67,852)         --           --           --
Non-cash compensation                    --          --               --           17,426          --           --       17,426
Fair value of cash flow hedges           --          --               --               --      (7,660)          --       (7,660)
Net loss                                 --          --               --               --          --     (198,390)    (198,390)
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 2001            100         $--         $737,573         $(92,619)    $(7,660)   $(561,209)   $  76,085
                                    ===========================================================================================

         See accompanying notes to consolidated financial statements.

                                Triton PCS, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                For the Years Ended December 31,
                                                                              -----------------------------------
                                                                                1999         2000         2001
                                                                              ---------    ---------    ---------
Cash flows from operating activities:
Net loss                                                                      $(149,360)   $(176,758)   $(198,390)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                    45,546       94,131      127,677
Deferred income taxes                                                                --          272           --
Accretion of interest                                                            38,213       42,688       48,271
Extraordinary loss on early retirement of debt                                       --           --        3,952
Loss on equity investment                                                            --           --          718
Bad debt expense                                                                  2,758        7,763       12,103
(Gain)/loss on sale of property, equipment and marketable securities, net       (11,928)          --          174
Non-cash compensation                                                             3,309        8,267       17,191
Loss on derivative instruments                                                       --           --       12,924
Change in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                        (28,587)     (29,543)     (29,944)
     Inventory                                                                  (13,837)      (5,362)      (9,108)
     Prepaid expenses and other current assets                                   (1,035)        (178)      (5,664)
     Intangible and other assets                                                 (3,408)      (1,776)      (4,691)
     Accounts payable                                                            45,691       24,422      (10,994)
     Bank overdraft liability                                                     9,549        4,121        8,595
     Accrued payroll and liabilities                                              6,272        6,413        3,661
     Deferred revenue                                                             3,281        3,727        7,908
     Accrued interest                                                                --          797       18,928
     Other liabilities                                                            2,014        3,032        1,963
                                                                              ---------    ---------    ---------

Net cash provided by (used in) operating activities                             (51,522)     (17,984)       5,274
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
Capital expenditures                                                           (285,866)    (329,479)    (214,713)
Proceeds from sale of property and equipment, net                                69,712           --          201
Investments in and advances to non consolidated entity                               --      (16,965)    (100,484)
Proceeds from maturity of marketable securities                                  47,855           --           --
Purchase of marketable securities                                               (23,239)          --           --
Other                                                                                --           --       (3,185)
                                                                              ---------    ---------    ---------

Net cash used in investing activities                                          (191,538)    (346,444)    (318,181)
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of discount                         --           --      728,995
Borrowings under credit facility                                                 10,000      182,750      281,000
Payments under credit facility                                                  (10,000)          --     (428,750)
Capital contributions from parent                                               287,754          266      106,324
Payment of deferred transaction costs                                            (3,592)         (37)      (1,142)
Payment of deferred financing costs                                                  --       (2,050)      (1,899)
Repayments from (advances to) related-party, net                                   (148)         935         (177)
Principal payments under capital lease obligations                                 (875)      (2,070)      (1,973)
                                                                              ---------    ---------    ---------

Net cash provided by financing activities                                       283,139      179,794      682,378
                                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                             40,079     (184,634)     369,471
Cash and cash equivalents, beginning of period                                  146,172      186,251        1,617
                                                                              ---------    ---------    ---------

Cash and cash equivalents, end of period                                      $ 186,251    $   1,617    $ 371,088
                                                                              =========    =========    =========

         See accompanying notes to consolidated financial statements.

                                TRITON PCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1999, 2000 and 2001

(1)  Summary of Significant Accounting Policies

     Triton PCS, Inc. ("Triton" or the "Company") is a wholly owned subsidiary of Triton PCS Holdings, Inc. ("Holdings"). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. The consolidated financial statements include the accounts of Triton PCS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation. The more significant accounting policies follow:

     (a)  Nature of Operations

     In February 1998, the Company entered into a joint venture with AT&T Wireless Services, Inc. ("AT&T Wireless") whereby AT&T Wireless contributed to the Company personal communications services licenses for 20 MHz of authorized frequencies covering approximately 13.5 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in the Company's licensed markets (see Note 2).

     The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of its initial personal communications services network build-out. The Company has successfully launched service in all 37 markets of its licensed area. As of December 31, 2001, the Company's network in these markets included 2,039 cell sites and seven switches.

     (b)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits and short term investments with initial maturities of three months or less. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit. Bank overdraft balances are classified as a current liability.

     (d)  Inventory

     Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method.

     (e)  Property and Equipment

     Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, the Company capitalizes interest on expenditures related to the build-out of the network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations.

     Capital leases are included under property and equipment with the corresponding amortization included in depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

     (f)  Construction in Progress

     Construction in progress includes expenditures for the design, construction and testing of the Company's PCS network and also includes costs associated with developing information systems. The Company capitalizes interest on certain of its construction in progress activities. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives.

     (g)  Investment in PCS Licenses

     Investments in PCS licenses are recorded at their estimated fair value at the time of acquisition. Licenses are amortized on a straight-line basis over 40 years, as there is an observable market for PCS licenses and an indefinite life. SFAS No. 142, which includes the requirement to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001. We believe that FCC licenses qualify as indefinite life intangibles, and we will accordingly cease our practice of amortizing FCC licenses beginning in 2002 (see Note 1(r)).

     (h)  Deferred Costs

     Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the debt instruments using the effective interest rate method.

     Costs incurred in connection with the issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

     (i)  Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. Beginning in 2002, the Company will apply the principles of SFAS No. 144 (see Note 1(r)).

     (j)  Investment in and Advances to Non-consolidated Entities

     Investment in and advances to non-consolidated entities consists of the Company's investments and loans to Lafayette Communications Company L.L.C. ("Lafayette"). The Company has a 39% equity investment in Lafayette, and because the Company does not control Lafayette, the Company accounts for its investment under the equity method. As the Company has committed to provide further financial support to Lafayette in order to preserve its business relationship, the Company recognizes 100% of Lafayette's losses, which arise primarily from interest costs related to an assumed note payable to the FCC. The carrying value of the loans made to Lafayette have been adjusted for any losses in excess of the Company's initial investment.

     (k)  Revenue Recognition

     Revenues from operations consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using the Company's systems. Activation revenue is deferred and recognized over the estimated subscriber's life. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

     (l)  Income Taxes

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (m)  Financial Instruments

     Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which are deemed speculative, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement (see Note 11).

     (n)  Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $25.8 million in 1999, $43.1 million in 2000 and $36.3 million in 2001.

     (o)  Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and equivalents and accounts receivable. The Company's credit risk is managed through diversification and by investing its cash and cash equivalents in high-quality investment holdings.

     Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses.

     (p)  Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

     (q)  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, " Business Combinations". The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations; and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for certain provisions related to goodwill and intangible assets which were acquired after June 30, 2001. The Company believes that FCC licenses qualify as indefinite life intangible assets, and we will accordingly cease our practice of amortizing FCC licenses beginning in 2002. Amortization expense for FCC licenses was approximately $6.9 million for each of the years ended December 31, 1999, 2000 and 2001, respectively. During 2002, the Company will perform the required impairment tests. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations. However, we continue to monitor discussions at the Emerging Issues Task Force and the Securities Exchange Commission on how we will perform the impairment analysis.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

(2)  AT&T Transaction

     On October 8, 1997, Holdings entered into a Securities Purchase Agreement with AT&T Wireless PCS LLC (as successor to AT&T Wireless PCS, Inc.) ("AT&T Wireless PCS") and the stockholders of Holdings, whereby Triton was to become the exclusive provider of wireless mobility services in the AT&T Southeast regions.

     On February 4, 1998, Holdings executed the Closing Agreement with AT&T Wireless PCS and the other stockholders of Holdings finalizing the transactions contemplated in the Security Purchase Agreement. Under the Closing Agreement, Holdings issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 MHz A and B block PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of the FCC licenses was $92.8 million with an estimated useful life of 40 years. This amount is substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

     In accordance with the Closing Agreement, Triton and AT&T Wireless PCS and the other stockholders of Holdings consented to executing the following agreements:

     (a)  Stockholders' Agreement

     The Stockholders' Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with Holdings' initial public offering and includes the following sub-agreements:

     Resale Agreement - We are required to enter into a Resale Agreement at the request of AT&T Wireless PCS, which provides AT&T Wireless PCS with the right to purchase and resell on a nonexclusive basis access to and usage of the Company's services in the Company's Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T Wireless PCS.

     Exclusivity - None of Holdings' stockholders who are party to the Stockholders' Agreement will provide or resell, or act as the agent for any person offering, within the defined territory wireless mobility telecommunications services initiated or terminated using frequencies licensed by the FCC and Time Division Multiple Access or, in certain circumstances such as if AT&T Wireless PCS and its affiliates move to a successor technology in a majority of the defined southeastern region, a successor technology ("Company Communications Services"), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS's intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

     Additionally, with respect to the markets listed in the Roaming Agreement, Holdings and AT&T Wireless PCS agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

     Build-out - The Company is required to conform to certain requirements regarding the construction of the Company's PCS system. In the event that the Company breaches these requirements, AT&T Wireless may terminate its exclusivity provisions. This provision has been satisfied.

     Disqualifying Transactions - In the event of a merger, asset sale, or consolidation, as defined, involving AT&T Corp. (or its affiliates) and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company's territory, AT&T Wireless PCS and Holdings have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer, or assign to a non-affiliate its PCS system owned and operated in Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, BTAs, then AT&T Wireless PCS will provide the Company with the opportunity for a 180 day period to have AT&T Wireless PCS jointly market the Company's licenses that are included in the MTA that AT&T Wireless PCS is requesting to sell.

     (b)  License Agreement

     Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the "License Agreement"), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain licensed marks (the "Licensed Marks") solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression "Member, AT&T Wireless Services Network". The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones. The licensed activities include (i) the provision to end-users and resellers, solely within the defined territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services ("CMRS") provided in accordance with the AT&T PCS contributed licenses and permitted cellular licenses (collectively, the "Licensed Services") and (ii) marketing and offering the Licensed Services within the defined territory.

     The License Agreement has a five-year term, expiring February 4, 2003, which renews for an additional five-year period if neither party terminates the License Agreement. The license may be terminated at any time in the event of the Company's significant breach, including the Company's misuse of any Licensed Marks, the Company's license or assignment of any of the rights in the License Agreement, the Company's failure to maintain AT&T quality standards or if the Company experiences a change of control. The License Agreement, along with the Exclusivity and Resale Agreements, has a fair value of $20.3 million. Amortization commenced upon the effective date of the License Agreement.

     (c)  Roaming Agreement

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the "Roaming Agreement"), between AT&T Wireless and the Company, each of AT&T Wireless and the Company agrees to provide (each in its capacity as serving provider, the "Serving Carrier") wireless mobility radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a wireless mobility radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges).

     The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

(3)  Acquisitions

     Savannah/Athens Exchange

     On June 8, 1999, Triton completed an exchange of certain licenses with AT&T Wireless, transferring licenses to the Hagerstown, Maryland and Cumberland, Maryland Basic Trading Areas ("BTAs") covering 512,000 potential customers in exchange for licenses to certain counties in the Savannah, GA and Athens, GA BTAs, which cover 517,000 potential customers. All acquired licenses are contiguous to Triton's existing service area. In addition, consideration of approximately $10.4 million in Holdings' Series A and Series D preferred stock was issued to AT&T Wireless PCS.

(4)  Tower Sales

     On September 22, 1999, Triton sold and transferred to American Tower Corporation ("ATC"), 187 of its towers, related assets and certain liabilities. The purchase price was $71.1 million, reflecting a price of $380,000 per site. Triton also contracted with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and the parties extended their current agreement for turnkey services for co-location sites through 2001. An affiliate of an investor has acted as Triton's financial advisor in connection with the sale of the personal communications towers.

     Triton also entered into a master lease agreement with ATC, in which Triton has agreed to pay ATC monthly rent for the continued use of the space that Triton occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related option. Annual payments under the operating lease are $2.7 million.

     The carrying value of towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 million was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and will be recognized over operating lease terms. As of December 31, 2001, $2.7 million had been amortized.

(5)  Stock Compensation and Employee Benefits

     Restricted Awards:

     Holdings has made grants of restricted stock to provide incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the long-term incentive plan and deferred compensation is recorded for these awards based upon the stock's fair value at the date of issuance. Grants vest over a four to five year period. The following restricted stock grants were made in 1999, 2000 and 2001 respectively:

     1999: In January 1999, Holdings granted, through a common stock trust established for grants of common stock to management employees and independent directors (the "Trust"), 61,746 shares of restricted common stock to an employee and deferred compensation of $0.2 million was recorded. The shares are subject to five-year vesting provisions and are amortized over the vesting period as non-cash compensation.

     In March 1999, an employee terminated employment with the Company and forfeited $0.1 million for deferred compensation and returned 74,095 shares to the Trust.

     On June 8, 1999, 109,222 additional shares were issued as anti-dilutive protection related to capital contributions received by Holdings in connection with the license exchange and acquisition transaction. The shares are subject to five-year vesting provisions. Deferred compensation of $1.2 million was recorded based on the estimated value of the shares at the date of issuance.

     On June 30, 1999, Holdings granted, through the Trust, 593,124 shares of restricted common stock to certain management employees. The shares are subject to five-year vesting provisions. Deferred compensation of $8.5 million was recorded based on the estimated fair value at the date of issuance.

     On August 9, 1999, Holdings granted, through the Trust, 356,500 shares of restricted common stock to certain management employees. These shares are subject to vesting provisions. Deferred compensation of approximately $5.1 million was recorded based on the estimated fair value at the date of issuance.

     In September 1999, Holdings sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Series C preferred stock (which were converted into 78,200 shares of common stock in Holdings' initial public offering) for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the excess of the estimated fair value at the date of issuance over amounts paid.

     2000: On March 22, 2000, Holdings granted, through the Trust, 229,072 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance.

     On May 23, 2000, Holdings granted, through the Trust, 75,000 shares of restricted Class A common stock to a management employee. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $3.4 million was recorded based on the estimated fair value at the date of issuance.

     On August 15, 2000, Holdings granted 353,294 shares of restricted Class A common stock to management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $16.4 million was recorded based on the estimated fair value at the date of issuance.

     On November 24, 2000, Holdings granted 21,107 shares of restricted Class A common stock to a management employee. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $0.8 million was recorded based on the estimated fair value at the date of issuance.

     During 2000, $2.3 million of deferred compensation was forfeited and 137,301 shares were returned to the Trust as a result of individuals resigning their employment with the Company.

     2001: On March 21, 2001, employees returned 220,321 shares of Holdings' restricted Class A common stock to the Trust and concurrently were granted 220,321 shares of Holdings' restricted Class A common stock under the incentive plan. These shares are subject to the same vesting schedule as the returned shares, and the compensation expense will continue to be amortized over the vesting period as non-cash compensation.

     On May 1, 2001, an employee returned 75,000 shares of Holdings' restricted Class A common stock to the Trust and concurrently was granted 75,000 shares of Holdings' restricted Class A common stock under the incentive plan. These shares are subject to the same vesting schedule as the returned shares, and the compensation expense will continue to be amortized over the vesting period as non-cash compensation.

     On May 1, 2001, Holdings granted 1,881,473 shares of restricted Class A common stock to management employees. Of the total grant, 646,223 shares of restricted Class A common stock were issued from the Trust, and the remaining shares were issued under the incentive plan. All of these shares are subject to vesting provisions. Deferred compensation of approximately $74.1 million was recorded based on the estimated fair value at the date of issuance.

     On July 26, 2001, Holdings granted 22,161 shares of restricted Class A common stock to employees. All of these shares of restricted Class A common stock were issued under the incentive plan. All of these shares are subject to vesting provisions. Deferred compensation of approximately $0.8 million was recorded based on the estimated fair value at the date of issuance.

     During 2001, several employees resigned their employment with the Company. These employees forfeited approximately $7.1 million of deferred compensation and in doing so returned 147,809 shares of Holdings' restricted Class A common stock to the Trust, of which 96,970 shares were reissued as part of 2001 grants, and forfeited another 106,237 shares of Holdings' restricted Class A common stock, which were issued under the incentive plan.

     401(k) Savings Plan:

     The Company's management subsidiary sponsors a 401(k) savings plan (the "Savings Plan") which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $482,000 in 1999, $944,000 in 2000 and $1,172,000 in
2001.

     Employee Stock Purchase Plan:

     Holdings commenced an Employee Stock Purchase Plan (the "Plan") on January 1, 2000. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee but shall not be less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 21,460 shares of Class A common stock, at an average per share price of $34.01, in 2000. Holdings issued 38,167 shares of Class A common stock, at an average per share price of $26.69, in 2001. Holdings issued 9,650 shares of Class A common stock, at a per share price of $24.95 in January 2002.

     We account for the Plan under APB Opinion 25, hence no compensation expense is recognized for shares purchased under the Plan. Pro forma compensation expense is calculated for the fair value of the employee's purchase rights using the Black-Scholes model. Assumptions include an expected life of three months, weighted average risk-free interest rate between 2.2% - 5.7%, dividend yield of 0.0% and expected volatility between 70% - 78%. Had compensation expense for the Holdings' grants for stock based compensation been determined consistent with SFAS No. 123, the pro forma net loss and per share net loss would have been:

(Amounts in thousands)                         (Amounts in thousands)
Year Ended December 31,           2000         Year Ended December 31,            2001
-----------------------------------------     ------------------------------------------
Net Loss:                                     Net Loss:
   As Reported                  $ 176,758        As Reported                   $ 198,390
   Pro Forma                    $ 176,960        Pro Forma                     $ 198,665

(6)  Intangible Assets

                                                           December 31,
                                                      ------------------------    Amortizable
                                                         2000          2001          Lives
                                                      ---------      ---------    ------------
                                                       (Dollars in thousands)
PCS Licenses                                          $ 277,993      $ 278,017    40 years
AT&T agreements                                          26,026         26,026    10-20 years
Subscriber lists                                         20,000         20,000    3.5 years
Bank financing                                           14,554         16,225    8.5-10 years
Exclusivity agreement                                        --          2,451    1-3 years
Trademark                                                    64             64    40 years
Other                                                        --          3,337    1-10 years
                                                      ---------      ---------
                                                        338,637        346,120
Less: accumulated amortization                          (38,476)       (62,273)
                                                      ---------      ---------

Intangible assets, net                                $ 300,161      $ 283,847
                                                      =========      =========

     Amortization for the years ended December 31, 1999, 2000 and 2001 totaled $14.5 million, $17.5 million and $23.8 million, respectively.

(7)  Long-Term Debt

                                                               December 31,
                                                          ------------------------
                                                            2000           2001
                                                          --------      ----------
                                                           (Dollars in thousands)
Bank credit facility                                      $332,750      $  185,000
Senior subordinated debt                                   391,804       1,167,338
Capital lease obligation                                     5,776           4,594
                                                          --------      ----------
                                                           730,330       1,356,932
Less current portion of long-term debt                       1,845          12,641
                                                          --------      ----------

Long-term debt                                            $728,485      $1,344,291
                                                          ========      ==========

     Interest expense, net of capitalized interest was $41.1 million, $55.9 million, and $117.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company capitalized interest of $12.3 million, $9.5 million and $5.9 million in the years ended December 31, 1999, 2000 and 2001 respectively. The weighted average interest rate for total debt outstanding during 2000 and 2001 was 10.98% and 9.43% respectively. The average rate at December 31, 2000 and 2001 was 10.52% and 9.58%, respectively. The Company is in compliance with all required covenants as of December 31, 2001. Aggregate maturities follow:

                       (000s)
-----------------------------
2002                   12,641
2003                    7,553
2004                    7,938
2005                    8,810
2006                   38,652
Thereafter          1,281,338
-----------------------------
Total               1,356,932
-----------------------------

(8)  Bank Credit Facility

     On February 3, 1998, Triton and Holdings (collectively referred to as the "Obligors") entered into a credit agreement with certain banks and other financial institutions, to establish a senior secured bank credit facility (the "Facility"). The credit agreement was amended and restated on September 22, 1999 and September 14, 2000. The second amended and restated credit agreement was amended in September 2001 (as so amended, the "Credit Agreement"). On November 14, 2001, the Company completed the private sale of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes due in 2011. The net proceeds of the 8 3/4% notes were approximately $390.0 million, which were utilized to pay down a portion of the Facility. As a result of the early-extinguishment of the Facility, approximately $4.0 million of related unamortized deferred financing costs were written off as an extraordinary loss.

     The Facility provides for (i) a Tranche A term loan, which matures in August 2006, (ii) a Tranche B term loan, which matures in May 2007, (iii) a Tranche C term loan, which matures in August 2006, (iv) a Tranche D term loan, which matures in August 2006, and (v) a $100 million revolving credit facility (the "Revolving Facility"), which matures in August 2006. As of December 31, 2001, Triton had current outstanding borrowings of (i) $14.4 million under the Tranche A term loan, (ii) $150.0 million under the Tranche B term loan, (iii) $14.4 million under the Tranche C term loan, and (iv) $6.2 million under the Tranche D term loan. As of December 31, 2001, the Company had $175.0 million of undrawn funds available under the Facility including (i) $100.0 million of the Revolving Facility and (ii) $75.0 million under the Tranche D term loan.

     The lenders' commitment to make loans under the Revolving Facility automatically and permanently reduce, beginning in August 2004, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A, Tranche C and Tranche D term loans are required to be repaid, beginning in February 2002 in eighteen consecutive quarterly installments (the aggregate amount of each of the first four installments, $2,750,000, the next four installments, $4,125,000, the next four installments, $5,500,000, the next four installments, $6,875,000, and the last two installments, $16,500,000). The Tranche B term loan is required to be repaid beginning in February 2002, in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments, $7.5 million, and the last installment, $114.0 million).

     Loans accrue interest, at the Obligor's option, at (i) (a) the Adjusted LIBOR rate (as defined in the Credit Agreement) plus (b) the Applicable Margin (as defined in the Credit Agreement) (loans bearing interest described in (i), "Eurodollar Loans") or (ii) (a) the higher of (1) the Administrative Agent's prime rate or (2) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, plus (b) the Applicable Margin (loans bearing interest described in (ii), "ABR Loans"). The Applicable Margin means, with respect to the Tranche B Term Loan, 2.00% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan; with respect to the Tranche A, C and D term loans and the Revolving Facility, until September 14, 2001, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans, and thereafter, a rate between 0.0% and 1.25% per annum, depending upon the Obligor's leverage ratio (the ratio of end-of-period debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA")) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending upon the Obligor's leverage ratio), in the case of a Eurodollar Loan. A per annum rate equal to 2% plus the rate otherwise applicable to any such loan will be assessed on past due principal amounts, and accrued interest payable in arrears.

     The Facility provides for an annual commitment fee of between 0.375% and 0.50% to be paid on undrawn commitments under the Tranche A, C, and D Term Loans and the Revolving Facility (depending on the Obligor's leverage ratio). The Obligor incurred commitment fees of approximately $2 million in 1999, $3 million in 2000, and $1 million in 2001. Under the Facility, the Obligor must also fix or limit the interest cost with respect to at least 50% of their total outstanding indebtedness. At December 31, 2001, approximately 100% of the outstanding debt was fixed. At December 31, 2001 committed availability under the Facility was $175.0 million.

     All obligations of the Obligors under the Facility are unconditionally and irrevocably guaranteed by each existing and subsequently acquired or organized domestic subsidiary of Triton. Borrowings under the Facility, and any related hedging contracts provided by the lenders thereunder, are collateralized by a first priority lien on substantially all of the assets of Triton and each existing and subsequently acquired or organized domestic subsidiary of Triton, including a first priority pledge of all the capital stock held by Holdings, or any of its subsidiaries, provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS licenses will be held by one or more single purpose subsidiaries of Triton and will not be pledged to secure the obligations of Triton under the Facility, although the equity interests of such subsidiaries will be pledged thereunder. Each single purpose subsidiary will not be allowed by Triton to incur any liabilities or obligations other than the guarantee of the Facility issued by it, the security agreement entered into by it in connection with the Facility, guarantees relating to permitted subordinated debt, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner or lessee of equipment, and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

     The Facility contains financial and other covenants, customary for a facility of this type, including covenants relating to the amount of indebtedness that Triton may incur (including customary representations, warranties, indemnities and conditions precedent to borrowing), limitations on dividends, distributions (including distributions from Triton to Holdings), redemptions and repurchases of capital stock, and events of default.

     The Term Loans are required to be prepaid in an aggregate amount equal to
(i) 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001, (ii) 100% of the net proceeds of asset sales, outside the ordinary course of business, or which are otherwise exempted, (iii) 100% of unused insurance proceeds, as defined in the Credit Agreement, and (iv) 100% of net cash proceeds received from additional debt issuance, over and above the first $150.0 million (senior and/or subordinated) which Triton may subsequently incur unless, after giving effect to such issuance(s), (a) Triton's ratio of senior debt to EBITDA is less than 5 to 1 and (b) Triton is in pro forma compliance with required Credit Agreement covenants.

     Loans under the Facility are available to fund capital expenditures related to the construction of Triton's PCS network, the acquisition of related businesses, working capital needs of Triton, subscriber acquisition costs, investments in bidding entities and other permitted business activities, as defined in the Credit Agreement. All indebtedness under the Facility constitutes debt which is senior to Triton's 11% Senior Subordinated Discount Notes due 2008, 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011.

     See Note (18), "Subsequent Events", for additional events relating to the Facility.

(9)  Subordinated Debt

     11% Senior Subordinated Discount Notes

     On May 4, 1998, Triton completed a private offering of $512 million principal amount at maturity of 11% Senior Subordinated Discount Notes due 2008 (the "11% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds of the offering (after deducting the initial purchasers' discount of $9 million) were approximately $291.0 million.

     Commencing on November 1, 2003, cash interest will be payable semiannually. Each 11% Note was offered at an original issue discount. Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

     The 11% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after May 1, 2003 at redemption prices specified in the indenture governing the 11% Notes plus accrued and unpaid interest, if any.

     The 11% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The guarantees are unsecured obligations of the guarantors and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 11% Notes may require Triton to repurchase such holder's 11% Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 11% Notes mature and require complete repayment on May 1, 2008.

     9 3/8% Senior Subordinated Notes

     On January 19, 2001, Triton completed a private offering of $350 million principal amount of 9 3/8% Senior Subordinated Notes due 2011 (the "9 3/8% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers' discount of approximately $9.2 million) were approximately $337.5 million.

     Cash interest is payable semiannually on August 1 and February 1.

     The 9 3/8% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after February 1, 2006 at redemption prices specified in the indenture governing the 9 3/8% Notes plus accrued and unpaid interest, if any.

     The 9 3/8% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 9 3/8% Notes may require Triton to repurchase such holder's 9 3/8% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 9 3/8% Notes mature and require complete repayment on February 1, 2011.

     8 3/4% Senior Subordinated Notes

     On November 14, 2001, Triton completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the "8 3/4% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers' discount of $9.0 million and estimated expenses of $1 million) were approximately $390.0 million.

     Commencing on May 15, 2002, cash interest will be payable semiannually.

     The 8 3/4% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after November 15, 2006 at redemption prices specified in the indenture governing the 8 3/4% Notes plus accrued and unpaid interest, if any.

     The 8 3/4% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 8 3/4% Notes may require Triton to repurchase such holder's 8 3/4% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 8 3/4% Notes mature and require complete repayment on November 15, 2011.

(10) Income Taxes

     The components of income tax expense are presented in the following table (in thousands):

Years Ended December 31,                         1999         2000           2001
---------------------------------------------------------------------------------
Current
     Federal                                       --           --             --
     State                                         --         $474         $1,372
                                                 --------------------------------
                                                   --          474          1,372
                                                 --------------------------------
Deferred
     Federal                                       --          219             --
     State                                         --           53             --
                                                 --------------------------------
                                                   --          272             --
                                                 --------------------------------

Total income tax expense                         $ --         $746         $1,372
                                                 ====         ====         ======

     Income tax expense has been allocated $1,372 and $0 to continuing operations and extraordinary item, respectively. The income tax expense differs from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                      1999       2000      2001
                                                    ----------------------------
U.S. Federal statutory rate                          35.00%     35.00%     35.00%
State income taxes, net of federal benefit            0.00%     (0.07)%    (0.45)%
Change in federal valuation allowance               (34.12)%   (35.27)%   (35.26)%
Other, net                                           (0.88)%    (0.08)%     0.02%
                                                    ----------------------------

Effective Tax Rate                                    0.00%     (0.42)%    (0.69)%
                                                    ============================

     The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              2000         2001
                                                           ----------------------
Deferred tax assets:
         Non-deductible accrued liabilities                $   7,069    $  12,380
         Capitalized startup costs                             1,541          951
         Deferred gain                                        11,920       11,791
         Unrealized losses                                        --        5,174
         Net operating loss carry forward                    185,681      285,762
                                                           ----------------------
                                                             206,211      316,058
Valuation allowance                                         (142,425)    (236,567)
                           Net deferred tax assets            63,786       79,491
                                                           ----------------------

Deferred liabilities
         Intangible assets                                    24,360       24,335
         Depreciation and amortization                        51,361       67,091
                                                           ----------------------

                           Deferred tax liabilities           75,721       91,426
                                                           ----------------------

Net deferred tax liabilities                               $  11,935    $  11,935
                                                           ======================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2001. As of December 31, 2001, approximately $11 million of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity. If not utilized, the net operating losses will begin to expire in 2018.

(11) Fair Value of Financial Instruments

     Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

                                                                 December 31,
                                              ---------------------------------------------------
                                                       2000                      2001
                                              ----------------------   --------------------------
                                              Carrying    Estimated     Carrying      Estimated
                                               amount     fair value     amount       fair value
                                              ----------------------   --------------------------
                                                              (in thousands)
Interest rate swaps - acting as a hedge       $      --   $  (4,162)   $    (7,660)   $    (7,660)
Interest rate swaps - not acting as a hedge          --          --        (12,924)       (12,924)
Long-term debt:
     Subordinated debt                          391,804     403,191      1,167,338      1,233,280
     Bank term loan                             332,750     332,750        185,000        185,000
Capital leases                                    5,776       5,776          4,594          4,594

     The carrying amounts of cash and cash equivalents, accounts and notes receivable, bank overdraft liability, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of the instruments.

     Long-term debt is comprised of subordinated debt, bank loans, and capital leases. The fair value of subordinated debt is stated at quoted market value. The carrying amounts of bank loans are a reasonable estimate of its fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133, as amended, requires that the transition adjustment resulting from adopting these statements be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No 133, as amended, the Company recorded a cumulative transition adjustment of approximately $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption.

     The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As December 31, 2001, the Company had interest rate swap agreements with a total notional amount of $480.0 million.

     The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense.

     The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. Through November 14, 2001, the entire $480.0 million notional amount fixed the rate on a like amount of variable rate borrowings. On November 14, 2001, with the net proceeds from the 8 3/4% Notes offering, the Company extinguished $390.0 million of the variable rate debt. Approximately $301.2 million of the extinguished debt has been matched to a fixed interest rate swap in accordance with SFAS No. 133. As of December 31, 2001, the fair value of the derivatives were recorded as a $20.6 million liability, unrealized net losses of approximately $7.7 million related to these interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $3.5 million of which is expected to be reclassified into earnings during the next twelve months. In addition, approximately $12.9 million of expense had been realized in Triton's statement of operations. No hedge ineffectiveness for existing derivative instruments for the year ended December 31, 2001 was recorded based on calculations in accordance with SFAS No. 133, as amended.

(12) Related-Party Transactions

     The Company was associated with Triton Cellular Partners L.P. ("Triton Cellular") by virtue of certain management overlap. Triton Cellular consummated the sale of substantially all of its assets in April 2000. As part of this association, certain costs were incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $2.2 million and $714,000 during 1999 and 2000, respectively. In addition, pursuant to an agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $505,000 and $196,000 for 1999 and 2000, respectively.

     In February 1998, Triton entered into a credit facility for which affiliates of certain investors serve as agent and lenders. The credit facility was amended and restated in September 1999 and September 2000. The second amended and restated credit agreement was amended in September 2001. On November 14, 2001, Triton extinguished $390.0 million of the credit facility with proceeds from a senior subordinated notes offering (see Note 8). In connection with entering into and administering the credit facility and such amendments, the agent and lenders receive customary fees and expenses.

     In January 2001 and November 2001, Triton consummated private offerings of senior subordinated notes (see Note 9). Affiliates of several cash equity investors were initial purchasers in the private offerings and received an aggregate placement fee of $18.2 million through the issuance of the notes at a discount from the purchase price paid by investors.

(13) Relationship with Lafayette Communications Company L.L.C.

     The Company holds a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2001, Lafayette acquired 18 licenses covering a population of approximately 6.3 million people in areas of Georgia, South Carolina, Tennessee and Virginia. Lafayette has an application pending for an additional 13 licenses in areas of North Carolina and Virginia, but this application is subject to pending litigation involving the parties that formerly held these licenses, NextWave Personal Communications, Inc. and Urban Comm-North Carolina, Inc. There can be no assurance that this litigation will be resolved so as to allow these licenses to be acquired by Lafayette. Lafayette has met the initial FCC license build-out requirements for 17 of the licenses it currently holds.

     As of December 31, 2001, the Company had written its initial investment in Lafayette down to zero and had reduced its carrying value of the $117.4 million loan receivable from Lafayette, so as to reflect 100% of Lafayette's 2001 loss of $718,000. The Company records any losses in Lafayette to Interest and Other Expense on the statement of operations. In connection with the loans, Lafayette has and will guarantee the Company's obligations under its credit facility, and such senior loans are and will be pledged to the lenders under the Company's credit facility.

(14) Commitments and Contingencies

     (a) Leases

     The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2025. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company has various capital lease commitments of approximately $4.6 million as of December 31, 2001. As of December 31, 2001, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

                                                            Operating     Capital
                                                            ---------     -------
                                                                (in thousands)
         2002                                                  44,685       2,339
         2003                                                  42,347       1,855
         2004                                                  35,554         702
         2005                                                  28,379         106
         2006                                                  22,672           5
         Thereafter                                           102,037          --
                                                            ---------     -------
              Total                                          $275,674       5,007
                                                            =========
         Interest expense                                                     413
                                                                          -------
         Net present value of future payments                               4,594
         Current portion of capital lease obligation                        2,082
                                                                          -------
         Long term portion of capital lease obligation                     $2,512
                                                                          =======

Rent expense under operating leases was $13.2 million, $29.4 million and $47.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     (b) Litigation

     The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.

(15) Stockholder's Equity

     (a) Capital Contributions

     On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management stockholders in exchange for capital commitments aggregating $140.0 million. The Securities Purchase Agreement provided that the cash contributions be made to Holdings. Holdings directed that all cash contributions subsequent to the initial cash contributions be made directly to Triton.

     (b) Initial Public Offering

     On October 27, 1999, Holdings completed an initial public offering of shares of its Class A common stock and raised approximately $190.2 million, net of $16.8 million of costs. Affiliates of First Union Affordable Housing Community Development Corporation and J.P. Morgan Partners (23A SBIC), LLC, each of which beneficially owns more than 5% of Holdings' stock, served as underwriters and received underwriters' fees in connection with the initial public offering.

     (c) Public Offering

     On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

(16) Quarterly Results of Operations (Unaudited)

     The following table summarizes the Company's quarterly financial data for the two years ended December 31, 2001 and December 31, 2000, respectively:

                                   First       Second        Third        Fourth
2001                              Quarter      Quarter      Quarter      Quarter
----                             ---------    ---------    ---------    ---------
                                      (in thousands, except per share data)

Total revenue                    $ 113,360    $ 135,845    $ 149,164    $ 151,620
Loss from operations               (21,873)     (19,180)     (17,723)     (20,857)
Loss before extraordinary item     (43,497)     (42,592)     (44,171)     (64,178)
Net loss                           (43,497)     (42,592)     (44,171)     (68,130)

                                   First       Second        Third        Fourth
2000                              Quarter      Quarter      Quarter      Quarter
----                             ---------    ---------    ---------    ---------
                                      (in thousands, except per share data)
Total revenue                    $ 62,848     $ 85,236     $ 99,342     $ 109,855
Loss from operations              (35,238)     (31,939)     (24,078)      (33,485)
Net Loss                          (44,363)     (42,342)     (38,614)      (51,439)

(17) Supplemental Cash Flow Information

                                                                      1999       2000      2001
                                                                     -------   -------   -------
                                                                           (in thousands)
Cash paid during the year for interest, net of amounts capitalized   $ 4,111   $12,943   $50,301

Non-cash investing and financing activities:
    Deferred stock compensation                                       15,791    33,373    67,617
    Equipment acquired under capital lease obligation                  3,456     2,573       786
    Issuance of preferred stock in connection with
           Savannah/Athens Transaction                                10,432        --        --
    Change in fair value of derivative instruments                        --        --    20,584
    Capital expenditures included in accounts payable                 26,145    13,410    37,929

(18) Subsequent Events

     On February 20, 2002, Triton entered into a second amendment to its Credit Agreement. As part of the second amendment, various maturity dates were revised under the Credit Facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007.

     On March 8, 2002, Triton entered into a third amendment to its Credit Agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007, increasing Triton's committed available borrowings under the Facility to $300.0 million. Triton must begin repaying the Tranche E term loan in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $312,500, the next four installments, $6,250,000, and the last installment, $96,562,500). The Tranche E term loan accrues interest under the same terms as the Tranche B term loan, with an Applicable Margin of 2.00% in the case of an ABR Loan, and 3.00% in the case of a Eurodollar Loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements and Financial Statement Schedule

     The following financial statements have been included as part of this report:

     Report of PricewaterhouseCoopers LLP                                    F-2
     Consolidated Balance Sheets                                             F-3
     Consolidated Statements of Operations and Comprehensive Loss            F-4
     Consolidated Statements of Stockholder's Equity and Member's Capital    F-5
     Consolidated Statements of Cash Flows                                   F-6
     Notes to Consolidated Financial Statements                              F-7

     Schedule II - Valuation and Qualifying Accounts                          31

(a)  (2) Financial Statement Schedule

                                TRITON PCS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Additions    Deductions
                                           Balance at   Charged to   Credited to   Balance
                                           Beginning     Cost and     Costs and    at End
                                            of Year      Expenses     Expenses     of Year
                                           ----------   ----------   -----------   -------
Allowance for doubtful accounts:
      Year ended December 31,1999             1,071        2,758        2,064        1,765
      Year ended December 31,2000             1,765        7,763        6,622        2,906
      Year ended December 31,2001             2,906       12,103       11,664        3,345

Inventory Obsolescence Reserve:
      Year ended December 31,1999                --          177           --          177
      Year ended December 31,2000               177        1,711           --        1,888
      Year ended December 31,2001             1,888          592        1,794          686

Valuation Allowance for Deferred Tax
   Assets:
      Year ended December 31, 1999            8,506       58,178           --       66,684
      Year ended December 31, 2000           66,684       75,741           --      142,425
      Year ended December 31, 2001          142,425       94,142           --      236,567

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

Exhibit
Number                                     Description
-------                                    -----------

3.1     Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4 Registration Statement of Triton PCS, Inc.
        and its subsidiaries, File No. 333-57715).

3.2     Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the
        Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries,
        File No. 333-57715).

3.3     Certificate of Formation of Triton PCS Holdings Company L.L.C.
        (incorporated by reference to Exhibit 3.5 on the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.4     Limited Liability Company Agreement of Triton PCS Holdings Company L.L.C.
        (incorporated by reference to Exhibit 3.8 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.5     Certificate of Formation of Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 3.6 on the Form S-4 Registration Statement of
        Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.6     Limited Liability Company Agreement of Triton PCS License Company L.L.C.
        (incorporated by reference to Exhibit 3.7 on the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.7     Certificate of Incorporation of Triton Management Company, Inc.
        (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.8     Bylaws of Triton Management Company, Inc. (incorporated by reference to
        Exhibit 3.4 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.9     Certificate of Formation of Triton PCS Equipment Company L.L.C.
        (incorporated by reference to Exhibit 3.9 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.10    Limited Liability Company Agreement of Triton PCS Equipment Company L.L.C.
        (incorporated by reference to Exhibit 3.10 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.11    Certificate of Formation of Triton PCS Operating Company L.L.C.
        (incorporated by reference to Exhibit 3.11 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.12    Limited Liability Company Agreement of Triton PCS Operating Company L.L.C.
        (incorporated by reference to Exhibit 3.12 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.13    Certificate of Formation of Triton PCS Property Company L.L.C.
        (incorporated by reference to Exhibit 3.13 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.14    Limited Liability Company Agreement of Triton PCS Property Company L.L.C.
        (incorporated by reference to Exhibit 3.14 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

3.15    Certificate of Incorporation of Triton PCS Finance Company, Inc.
        (incorporated by reference to Exhibit 3.15 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-58878).

3.16    Bylaws of Triton PCS Finance Company, Inc. (incorporated by reference to
        Exhibit 3.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and
        its subsidiaries, File No. 333-58878).

3.17    Certificate of Formation of Triton PCS Investment Company L.L.C.
        (incorporated by reference to Exhibit 3.17 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-58878).

3.18    Limited Liability Company Agreement of Triton PCS Investment Company L.L.C.
        (incorporated by reference to Exhibit 3.18 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-58878).

4.1     Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the
        Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 of the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.2 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries for the quarter ended
        March 31, 1999).

4.3     Second Supplemental Indenture, dated as of December 21, 1999, to the
        Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS
        Holdings, Inc., File No. 333-49974).

4.4     Agreement of Resignation, Appointment and Acceptance, dated as of January
        18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company,
        National Association, as prior trustee and successor to PNC Bank, National
        Association, and The Bank of New York, as successor trustee under the
        Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS, Inc. for the quarter ended June 30, 2001).

4.5     Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the
        Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration
        Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.6     Indenture, dated as of November 14, 2001, between Triton PCS, Inc., the
        Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to of the Form 8-K/A of Triton PCS, Inc., filed
        November 15, 2001).

10.1    Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton
        PCS Holdings, Inc. for the quarter ended September 30, 2000).

10.2    First Amendment, dated as of September 26, 2001, to the Second Amended and
        Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS
        Holdings, Inc., the Lenders (as defined therein) party thereto and The
        Chase Manhattan Bank, as administrative agent (incorporated by reference to
        Exhibit 10.2 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.3    Second Amendment, dated as of February 20, 2002, to the Second Amended and
        Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS,
        Inc., Trtion PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-K of Triton PCS Holdings, Inc. for
        the year ended December 31, 2001).

10.4    Third Amendment, dated as of March 8, 2002, to the Second Amended and
        Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS,
        Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, JPMorgan Chase Bank, as administrative agent, First Union National
        Bank, as Tranche E syndication agent and The Bank of Nova Scotia, as
        Tranche E documentation agent (incorporated by reference to Exhibit 10.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31,
        2001).

10.5    AT&T Wireless Services Network Membership License Agreement, dated as of
        February 4, 1998, between AT&T Corp. and Triton PCS Operating Company
        L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4
        Registration Statement of Triton PCS, Inc. and its subsidiaries, File No.
        333-57715).

10.6    Amendment No. 1 to AT&T Wireless Services Network Membership License
        Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS
        Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to the
        Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No.
        333-85149).

10.7    Amendment No. 2 to AT&T Wireless Services Network Membership License
        Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS
        Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to the
        Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No.
        333-85149).

10.8 Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company
        L.L.C. (incorporated by reference to Exhibit 10.11 to the Form S-4
        Registration Statement of Triton PCS, Inc. and its subsidiaries, File No.
        333-57715).

10.9    Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of
        December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS
        Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to the
        Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No.
        333-85149).

10.10   Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June
        8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating
        Company L.L.C. (incorporated by reference to Exhibit 10.25 to the Form S-1
        Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.11   Amendment to Intercarrier Roamer Service Agreement, dated as of August 11,
        1999, between AT&T Wireless Services, Inc. and Triton PCS, Inc.
        (incorporated by reference to Exhibit 10.8 to the Form 10-K of Triton PCS
        Holdings, Inc. for the fiscal year ended December 31, 2000).

10.12   Master Tower Site Lease Agreement, dated as of May 28, 1998, between
        Triton PCS Property Company L.L.C. and AT&T Corp. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.13   Asset Purchase Agreement, dated as of July 13, 1999, among Triton PCS
        Operating Company, L.L.C., Triton PCS Property Company L.L.C. and American
        Tower, L.P (incorporated by reference to Exhibit 10.38 to Post-Effective
        Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc.
        and its subsidiaries, File No. 333-57715).

+10.14  Ericsson Acquisition Agreement, dated as of March 11, 1998, between
        Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

+10.15 First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc.
        (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration
        Statement of Triton PCS Holdings, Inc., File No. 333-85149).

+10.16  Second Addendum to Acquisition Agreement, dated as of September 22,
        1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc.
        (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS
        Holdings, Inc. for the fiscal year ended December 31, 2000).

+10.17 Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc.
        (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS
        Holdings, Inc. for the fiscal year ended December 31, 2000).

10.18   First Amended and Restated Stockholders' Agreement among AT&T Wireless
        PCS, L.L.C., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P.
        Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private
        Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion
        Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS,
        L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith,
        Patricia Gallagher and David Standig (incorporated by reference to Exhibit
        10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended
        September 30, 1999).

10.19   Investors Stockholders' Agreement, dated as of February 4, 1998, among CB
        Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall
        Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked
        Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P.,
        First Union Capital Partners, Inc., and the stockholders named therein
        (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.20   Amendment No. 1 to Investors Stockholders' Agreement among CB Capital
        Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC
        Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II,
        Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union
        Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc.
        for the quarter ended September 30, 1999).

10.21   Employment Agreement, dated as of February 4, 1998, among Triton
        Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris
        (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.22   Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among
        Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E.
        Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.23   Amendment No. 2 to the Employment Agreement by and among Triton Management
        Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated
        December, 1998 (incorporated by reference to Exhibit 10.39 to
        Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of
        Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.24   Amendment No. 3 to the Employment Agreement by and among Triton Management
        Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated
        June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective
        Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc.
        and its subsidiaries, File No. 333-57715).

10.25   Employment Agreement, dated as of February 4, 1998, between Triton
        Management Company and Steven R. Skinner (incorporated by reference to
        Exhibit 10.18 to Amendment No. 1 to the Form S-4 Registration Statement of
        Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.26   Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among
        Triton Management Company, Inc., Triton PCS Holdings, Inc., and Steven R.
        Skinner (incorporated by reference to Exhibit 10.18.1 to the Form S-4
        Registration Statement of Triton PCS, Inc. and its subsidiaries, File No.
        333-57715).

10.27   Amendment No. 2 to the Employment Agreement by and among Triton Management
        Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of
        December 31, 1998 (incorporated by reference to Exhibit 10.41 to
        Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of
        Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.28   Amendment No. 3 to the Employment Agreement by and among Triton Management
        Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of
        June 8, 1999 (incorporated by reference to Exhibit 10.42 to Post-Effective
        Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc.
        and its subsidiaries, File No. 333-57715).

10.29   Employment Agreement, dated May 24, 2001, to be effective as of January 1,
        2001, by and between Triton Management Company, Inc. and David D. Clark
        (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS
        Holdings, Inc. for the quarter ended June 30, 2001).

10.30 Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration
        Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.31   Form of Stockholders Letter Agreement for management employees
        (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No.
        2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its
        subsidiaries, File No. 333-57715).

10.32   Form of Stockholders Letter Agreement for independent directors
        (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No.
        2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its
        subsidiaries, File No. 333-57715).

10.33   Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to the Form S-1 Registration Statement of Triton
        PCS Holdings, Inc., File No. 333-85149).

10.34   Amendment No. 1 to the Triton PCS Holdings, Inc. 1999 Stock and
        Incentive Plan (incorporated by reference to the definitive proxy statement on Schedule 14A for the 2001 Annual Meeting of Stockholders of Triton PCS Holdings, Inc. filed on March 30, 2001, File No. 1-15325).

10.35   Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to the Form S-1 Registration Statement of Triton
        PCS Holdings, Inc., File No. 333-85149).

24.1    Power of Attorney (set forth on the signature page of this report).

---------------------
+ Portions of this exhibit have been omitted under an SEC order granting confidential treatment under the Securities Act.

(b)     Reports on Form 8-K

        A report on Form 8-K was filed on November 6, 2001 reporting under Item5 the intention of Triton PCS, Inc. to pursue a $300 million private placement of senior subordinated notes.

        A report on Form 8-K/A was filed on November 15, 2001 reporting under
        Item 5 an increase in Triton PCS, Inc. private placement to $400 aggregate principal amount of 8 3/4% senior subordinated notes due 2011 and filing related documents.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on March 22, 2002.

                                TRITON PCS, INC.


                                By:         /s/ Michael E. Kalogris
                                    --------------------------------------------
                                             Michael E. Kalogris
                                    Sole Director and Chief Executive Officer


                                By:          /s/ David D. Clark
                                    --------------------------------------------
                                               David D. Clark
                                    Executive Vice President, Chief Financial
                                            Officer, and Secretary


                                By:           /s/ Andrew M. Davies
                                    --------------------------------------------
                                                Andrew M. Davies
                                           Vice President and Controller


                                TRITON MANAGEMENT COMPANY, INC.


                                By :        /s/ Michael E. Kalogris
                                    --------------------------------------------
                                               Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:           /s/ David D. Clark
                                    --------------------------------------------
                                                David D. Clark
                                     Executive Vice President, Chief Financial
                                             Officer, and Secretary


                                By:           /s/ Andrew M. Davies
                                    --------------------------------------------
                                               Andrew M. Davies
                                          Vice President and Controller


                                TRITON PCS HOLDINGS COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager


                                By:        /s/ Michael E. Kalogris
                                    --------------------------------------------
                                             Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:            /s/ David D. Clark
                                    --------------------------------------------
                                                 David D. Clark
                                     Executive Vice President, Chief Financial
                                             Officer, and Secretary


                                By:           /s/ Andrew M. Davies
                                    --------------------------------------------
                                               Andrew M. Davies
                                        Vice President and Controller

                                TRITON PCS PROPERTY COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager


                                By:        /s/ Michael E. Kalogris
                                    --------------------------------------------
                                              Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:            /s/ David D. Clark
                                    --------------------------------------------
                                                 David D. Clark
                                     Executive Vice President, Chief Financial
                                            Officer, and Secretary


                                By:            /s/ Andrew M. Davies
                                    --------------------------------------------
                                                 Andrew M. Davies
                                           Vice President and Controller


                                TRITON PCS EQUIPMENT COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager


                                By:         /s/ Michael E. Kalogris
                                    --------------------------------------------
                                              Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:             /s/ David D. Clark
                                    --------------------------------------------
                                                  David D. Clark
                                     Executive Vice President, Chief Financial
                                              Officer, and Secretary


                                By:            /s/ Andrew M. Davies
                                    --------------------------------------------
                                                Andrew M. Davies
                                           Vice President and Controller


                                TRITON PCS OPERATING COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager


                                By:           /s/ Michael E. Kalogris
                                    --------------------------------------------
                                                Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:              /s/ David D. Clark
                                    --------------------------------------------
                                                   David D. Clark
                                     Executive Vice President, Chief Financial
                                              Officer, and Secretary


                                By:            /s/ Andrew M. Davies
                                    --------------------------------------------
                                                 Andrew M. Davies
                                           Vice President and Controller


                                TRITON PCS LICENSE COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager


                                By:           /s/ Michael E. Kalogris
                                    --------------------------------------------
                                                Michael E. Kalogris
                                     Sole Director and Chief Executive Officer

                                By:          /s/ David D. Clark
                                    -----------------------------------------
                                                David D. Clark
                                     Executive Vice President, Chief Financial
                                            Officer, and Secretary


                                By:            /s/ Andrew M. Davies
                                    --------------------------------------------
                                                 Andrew M. Davies
                                            Vice President and Controller


                                TRITON PCS FINANCE COMPANY, INC.


                                By :            /s/ Michael T. Bonini
                                    --------------------------------------------
                                                  Michael T. Bonini
                                               Director and President


                                By:               /s/ Brian Wogram
                                    --------------------------------------------
                                                    Brian Wogram
                                        Director and Chief Financial Officer



                                By:               /s/ Robert Sagedy
                                    --------------------------------------------
                                                    Robert Sagedy
                                             Director and Vice President


                                TRITON PCS INVESTMENT COMPANY L.L.C.
                                By: Triton Management Company, Inc., its manager

                                By:           /s/ Michael E. Kalogris
                                    --------------------------------------------
                                                 Michael E. Kalogris
                                     Sole Director and Chief Executive Officer


                                By:               /s/ David D. Clark
                                    --------------------------------------------
                                                   David D. Clark
                                     Executive Vice President, Chief Financial
                                               Officer, and Secretary


                                By:           /s/ Andrew M. Davies
                                    --------------------------------------------
                                                 Andrew M. Davies
                                           Vice President and Controller

                                Power of Attorney

     Each of the Registrants and each person whose signature appears below, constitutes and appoints Michael E. Kalogris and David D. Clark, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of each of the Registrants and in the capacities and on the dates indicated.

      Signature                        Title                                   Date
      ---------                        -----                                   ----
 /s/ Michael E. Kalogris           Chief Executive Officer and            March 22, 2002
---------------------------    Sole Director of Triton PCS, Inc. and
   Michael E. Kalogris           Triton Management Company, Inc.
                                (Principal Executive Officer) and
                               principal executive officer of each of
                                Triton PCS Holdings Company L.L.C.,
                                Triton PCS Property Company L.L.C.,
                                Triton PCS Equipment Company L.L.C.,
                                Triton PCS Operating Company L.L.C.,
                                Triton PCS License Company L.L.C. and
                               Triton PCS Investment Company L.L.C.
                               by virtue of being the Chief Executive
                               Officer of Triton Management Company,
                               Inc., the manager of each such entity


   /s/ David D. Clark             Executive Vice President, Chief         March 22, 2002
---------------------------   Financial Officer and Secretary of Triton
    David D. Clark                PCS, Inc.and Triton Management
                                         Company, Inc.
                                (Principal Financial Officer) and
                               principal financial officer of each of
                                Triton PCS Holdings Company L.L.C.,
                                Triton PCS Property Company L.L.C.,
                                Triton PCS Equipment Company L.L.C.,
                                Triton PCS Operating Company L.L.C.,
                                Triton PCS License Company L.L.C. and
                                Triton PCS Investment Company L.L.C.
                               by virtue of being the Chief Financial
                               Officer of Triton Management Company,
                               Inc., the manager of each such entity


  /s/ Andrew M. Davies         Vice President and Controller of Triton    March 22, 2002
---------------------------       PCS, Inc. and Triton Management
    Andrew M. Davies            Company, Inc. (Principal Accounting
                                          Officer) and
                                    principal accounting officer
                                  of each of Triton PCS Holdings
                                Company L.L.C., Triton PCS Property
                                Company L.L.C., Triton PCS Equipment
                                Company L.L.C., Triton PCS Operating
                                Company L.L.C., Triton PCS License
                                  Company L.L.C. and Triton PCS
                               Investment Company L.L.C. by virtue of
                                  being the Controller of Triton
                               Management Company, Inc., the manager
                                      of each such entity


  /s/ Michael T. Bonini            President of Triton PCS Finance        March 22, 2002
---------------------------               Company, Inc.
    Michael T. Bonini              (Principal Executive Officer)

     /s/ Brian Wogram           Chief Financial Officer of Triton PCS     March 22, 2002
---------------------------            Finance Company, Inc.
     Brian Wogram                 (Principal Financial Officer)


     /s/ Robert Sagedy          Vice President of Triton PCS Finance      March 22, 2002
---------------------------              Company, Inc.
     Robert Sagedy                (Principal Accounting Officer)


   /s/ Michael T. Bonini           Director of Triton PCS Finance         March 22, 2002
---------------------------               Company, Inc.
    Michael T. Bonini


   /s/ Brian Wogram                Director of Triton PCS Finance         March 22, 2002
---------------------------               Company, Inc.
    Brian Wogram


  /s/ Robert Sagedy                Director of Triton PCS Finance         March 22, 2002
---------------------------              Company, Inc.
    Robert Sagedy