Form 10-Q
period 2002-03-31
TRITON PCS INVESTMENT CO LLC; TRITON PCS FINANCE CO INC; TRITON PCS PROPERTY CO LLC; TRITON PCS LICENSE CO LLC; TRITON PCS OPERATING CO LLC; TRITON PCS INC; TRITON PCS EQUIPMENT CO LLC; TRITON MANAGEMENT CO INC; TRITON PCS HOLDINGS CO LLC
filed 2002-05-09
CIK 1137511, 1137510, 1069537, 1069535, 1069534, 1064735, 1069536, 1069539, 1069538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ---------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                            COMMISSION FILE NUMBERS:

                          TRITON PCS, INC. - 333-57715
               TRITON PCS OPERATING COMPANY L.L.C.* - 333-57715-01
                TRITON PCS LICENSE COMPANY L.L.C.* - 333-57715-02
               TRITON PCS EQUIPMENT COMPANY L.L.C.* - 333-57715-03
               TRITON PCS PROPERTY COMPANY L.L.C.* - 333-57715-04
               TRITON PCS HOLDINGS COMPANY L.L.C.* - 333-57715-05
                 TRITON MANAGEMENT COMPANY, INC.* - 333-57715-06
              TRITON PCS INVESTMENT COMPANY L.L.C.* - 333-75778-01
                TRITON PCS FINANCE COMPANY, INC.* - 333-75778-07

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



Indicate by a check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes        No      X


* THE REGISTRANTS, DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES OF TRITON PCS, INC., MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1) (A) AND (B) OF FORM 10-Q AND ARE, THEREFORE, FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

                                TRITON PCS, INC.

                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                        Page No.

         Condensed Consolidated Balance Sheets as of December 31, 2001 and
         March 31, 2002 (unaudited) ...................................................................... 3

         Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2001 and 2002 (unaudited) ................................................ 4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2002 (unaudited) ............................................................. 5

         Notes to the Financial Statements (unaudited) ................................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............ 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................12

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................13

Item 2.  Changes in Securities and Use of Proceeds .......................................................13

Item 3.  Defaults Upon Senior Securities..................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders..............................................13

Item 5.  Other Information................................................................................13

Item 6.  Exhibits and Reports on Form 8-K.................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                TRITON PCS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                    December 31,      March 31,
                                                                      2001              2002
                                                                   -------------   -------------
                                                                                     (unaudited)
ASSETS:
 CURRENT ASSETS:
  Cash and cash equivalents                                        $   371,088     $   309,693
  Accounts receivable, net of  $3,345 and  $3,356, respectively         68,685          70,551
  Inventory, net                                                        29,740          21,777
  Prepaid expenses                                                       8,160          10,371
  Other current assets                                                   5,642           6,195
                                                                   -------------   -------------
TOTAL CURRENT ASSETS                                                   483,315         418,587

PROPERTY AND EQUIPMENT:
  Land                                                                     313             313
  Network infrastructure and equipment                                 871,523         895,086
  Office furniture and equipment                                        75,651          77,962
  Capital lease assets                                                   8,860           8,916
  Construction in progress                                              55,651          44,160
                                                                   -------------   -------------
                                                                     1,011,998       1,026,437
Less accumulated depreciation                                         (218,823)       (248,893)
                                                                   -------------   -------------
Net property and equipment                                             793,175         777,544

Intangible assets, net                                                 283,847         284,081
Investment in and advances to non-consolidated entities                116,731         125,540
Other long-term assets                                                   6,878           6,437
                                                                   -------------   -------------
TOTAL ASSETS                                                       $ 1,683,946     $ 1,612,189
                                                                   =============   =============
LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                 $   120,057     $    69,985
  Accrued payroll and related expenses                                  17,381          11,306
  Accrued expenses                                                       6,634           8,410
  Current portion of long-term debt                                     12,641          10,962
  Deferred revenue                                                      12,099          13,952
  Deferred gain on sale of property and equipment                        1,190           1,190
  Accrued interest                                                      20,351          21,524
  Other current liabilities                                              9,307           9,444
                                                                   -------------   -------------
TOTAL CURRENT LIABILITIES                                              199,660         146,773

Long-term debt:
  Bank credit facility                                                 174,441         172,985
  Senior subordinated debt                                           1,167,338       1,179,860
  Capital lease obligations                                              2,512           2,037
                                                                   -------------   -------------
Total long-term debt:                                                1,344,291       1,354,882

Deferred income taxes                                                   11,935          11,935
Deferred revenue                                                         3,129           2,958
Fair value of derivative instruments                                    20,584          15,327
Deferred gain on sale of property and equipment                         28,262          27,965
                                                                   -------------   -------------
TOTAL LIABILITIES                                                    1,607,861       1,559,840


STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value, 1,000 shares authorized,
     100 shares issued and outstanding                                      --              --
Additional paid-in capital                                             737,573         736,796
Accumulated deficit                                                   (561,209)       (592,589)
Accumulated other comprehensive income (loss)                           (7,660)         (5,605)
Deferred compensation                                                  (92,619)        (86,253)
                                                                   -------------   -------------
TOTAL STOCKHOLDER'S EQUITY                                              76,085          52,349
                                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 1,683,946     $ 1,612,189
                                                                   =============   =============




                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Dollars is thousands)


                                                                                      THREE MONTHS
                                                                                           ENDED
                                                                                         MARCH 31,
                                                                                  -------------------------
                                                                                     2001          2002
                                                                                  ----------    ----------
                                                                                  (unaudited)   (unaudited)
Revenues:
   Service revenues                                                                $  81,969     $ 116,994
   Roaming revenues                                                                   25,750        35,126
   Equipment revenues                                                                  5,641         6,035
                                                                                   ---------     ---------
   Total revenue                                                                     113,360       158,155

Expenses:
  Cost of service (excluding noncash compensation of $361 and $939 for the three
   months ended March 31, 2001 and 2002, respectively)                                36,644        47,882
  Cost of equipment                                                                   15,426        15,267
  Selling and marketing (excluding noncash compensation of $244 and $581 for the
   three months ended March 31, 2001 and 2002, respectively)                          23,371        25,272
  General and administrative (excluding noncash compensation of $1,719 and $3,828
   for the three months ended March 31, 2001 and 2002, respectively)                  27,436        33,682
  Non-cash compensation                                                                2,324         5,348
  Depreciation and amortization                                                       30,032        31,368
                                                                                   ---------     ---------

  Loss from operations                                                               (21,873)         (664)

Interest and other expense, net of capitalized interest                               26,802        35,660
Interest and other income                                                              5,178         4,944
                                                                                   ---------     ---------


Net loss                                                                             (43,497)      (31,380)

Other comprehensive loss, net of tax:
    Cumulative effect of change in accounting principle                               (4,162)           --
    Unrealized gain/(loss) on derivative instruments                                  (4,513)        2,055
                                                                                   ---------     ---------

Comprehensive loss                                                                  ($52,172)     ($29,325)
                                                                                   =========     =========








                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                          THREE
                                                                                      MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2001           2002
                                                                                 ----------    -----------
                                                                                 (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          ($43,497)     ($31,380)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                  30,032        31,368
     Accretion of interest                                                          11,451        12,803
     Equity losses in non-consolidated entities                                          3           455
     Bad debt expense                                                                2,502         2,547
     Non-cash compensation                                                           2,324         5,348
     (Gain)/loss on derivative instruments not acting as hedges                         --        (3,202)
     Loss on disposal of fixed assets                                                   --            18

Change in operating assets and liabilities:
     Accounts receivable                                                            (2,032)       (4,413)
     Inventory                                                                      (4,590)        7,963
     Prepaid expenses and other current assets                                      (4,084)       (2,734)
     Intangible and other assets                                                      (689)          487
     Accounts payable                                                               14,297       (24,572)
     Accrued payroll and related expenses                                           (3,431)       (6,075)
     Deferred revenue                                                                2,188         1,682
     Accrued expenses                                                                   55         1,776
     Accrued interest                                                               11,089         1,173
     Other liabilities                                                               1,072          (160)
                                                                                 ---------     ---------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               16,690        (6,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (74,640)      (40,514)
Cash proceeds from disposal of fixed assets                                             --            26
Investment in and advances to non-consolidated entities                            (21,545)       (9,264)
Other                                                                                   --           (19)
                                                                                 ---------     ---------
                  NET CASH USED IN INVESTING ACTIVITIES                            (96,185)      (49,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debt, net                                   337,995            --
Borrowings under credit facility                                                   206,000            --
Payments under credit facility                                                     (38,750)       (3,125)
Capital contributions from parent                                                  106,510           241
Payment of deferred financing costs                                                   (760)       (1,253)
Payment of deferred transaction costs                                                 (740)           --
Advances to related party, net                                                         (57)          (30)
Principal payments under capital lease obligations                                    (467)         (541)
                                                                                 ---------     ---------
                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      609,731        (4,708)
                                                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH                                                    530,236       (61,395)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,617       371,088
                                                                                 ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 531,853     $ 309,693
                                                                                 =========     =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Capital expenditures included in accounts payable                       $  26,820     $  12,429
         Deferred stock compensation                                                (3,169)       (1,018)
         Change in fair value of derivative instruments acting as hedges             8,675         2,055










                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)
(1)    BASIS OF PRESENTATION

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton"). The results of operations for the three months ended March 31, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which include information and disclosures not included herein.

       Triton is a wholly-owned subsidiary of Triton PCS Holdings, Inc. ("Holdings"). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company, L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. The consolidated financial statements include the accounts of Triton and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts or balances have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)    NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact this statement will have on the Company's financial position and results of operations.

       In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer/Reseller". EITF 01-09 primarily establishes accounting standards for the classification, recognition and measurement of consideration given by a vendor to a reseller. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001. The adoption of EITF 01-09, effective January 1, 2002, did not have a material impact on the Company's financial position or results of operations, but it did require certain costs that were previously classified as an expense to be reflected as an offset to equipment revenue. When applicable, prior periods have been reclassified to conform with the current period presentation.

(3)    ACCOUNTING FOR INTANGIBLE ASSETS

       On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, FCC licenses, which are categorized as an indefinite lived asset, are no longer subject to amortization. As an indefinite lived asset, the licenses are subject to at least an annual assessment for impairment. The Company has completed its transitional intangible impairment test, and based upon a discounted future cash flows model, the FCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

       The elimination of FCC license amortization would have reduced net loss by approximately $1.7 million for the three months ended March 31, 2001. Pro forma net income is shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                          For the three months
                                             ended March 31,
                                        ----------------------------
(Dollars in thousands)                  Pro forma            Actual
                                          2001                2002
                                        ---------           --------
Reported net loss                       ($43,497)           ($31,380)
Add back: FCC license amortization         1,735                  --
                                        ----------------------------
Adjusted net loss                       ($41,762)           ($31,380)
                                        ----------------------------

(4)    EMPLOYEE STOCK PURCHASE PLAN

       Holdings maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Holdings' Class A common stock. Under the terms of the Plan, the Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Holdings issued 9,650 shares of its Class A common stock, at a per share price of $24.95, in January 2002; and 33,831 shares of its Class A common stock, at a per share price of $8.66, in April 2002 pursuant to the Plan.

(5)    STOCK COMPENSATION

       In the first quarter of 2002, certain employees who resigned their employment with the Company forfeited approximately $1.0 million of deferred compensation and in doing so forfeited 24,799 shares of Holdings' restricted Class A common stock, which were issued under Holdings' 1999 Stock Incentive Plan.

(6)    CREDIT FACILITY

       Triton is a party to a $481.9 million bank credit facility. On February 20, 2002, Triton entered into a second amendment to its second amended and restated credit agreement. As part of the second amendment, various maturity dates were revised under the credit facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007.

       On March 8, 2002, Triton entered into a third amendment to its second amended and restated credit agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007, increasing Triton's committed available borrowings under the Facility to $300.0 million. Triton must begin repaying the Tranche E term loan in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $312,500, the next four installments, $6,250,000, and the last installment, $96,562,500). The Tranche E term loan accrues interest under the same terms as the Tranche B term loan, with an applicable margin of 2.00% in the case of an ABR loan, and 3.00% in the case of a Eurodollar loan. As of March 31, 2002, the Company had $181.9 million of outstanding borrowings under its bank credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In this section, the terms "Triton," "we," "our" and similar terms refer collectively to Triton PCS, Inc. and its consolidated subsidiaries, and "Holdings" refers to Triton PCS, Inc.'s parent corporation. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the "Risk Factors" section of the Triton PCS, Inc. prospectus dated April 26, 2002, as filed with the Securities and Exchange Commission on that date. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.5 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering
11.2 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transaction with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered areas.

As of March 31, 2002, we have successfully launched personal communications services in all of our 37 markets. Our network in these markets included 2,104 cell sites and seven switches. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

From our initial launch of personal communications services in January 1999 to March 31, 2002, our subscriber base has grown from 33,844 subscribers to 719,198 subscribers. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high of 68.5 million minutes per month. Roaming minutes for the first quarter of 2002 were 173.2 million, which represents a 44% increase over the first quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Subscribers

Net subscriber additions were 33,545 for the three months ended March 31, 2002, bringing our total subscribers to 719,198 as of March 31, 2002, an increase of 43.3% over our subscriber total as of March 31, 2001. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans.

Churn

Subscriber churn was 1.88% and 1.93% for the three months ended March 31, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $55.52 and $57.62 for the three months ended March 31, 2002 and 2001, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.10 decrease, or 3.6%, was primarily the result of a change in our rate plan mix, as subscribers who are new to the wireless sector typically begin service with a lower monthly access plan.

Revenues

Total revenue increased 39.5% to $158.2 million for the three months ended March 31, 2002 from $113.4 million for the three months ended March 31, 2001. Service revenue for the three months ended March 31, 2002 was $117.0 million, an increase of $35.0 million, or 42.7%, compared to $82.0 million for the three months ended March 31, 2001. The increase in service revenue was due primarily to strong growth in subscribers. Equipment revenue was $6.0 million for the three months ended March 31, 2002, an increase of $0.4 million, or 7.1%, compared to $5.6 million for the three months ended March 31, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per item sold. Roaming revenue was $35.1 million for the three months ended March 31, 2002, an increase of $9.3 million, or 36.0%, compared to $25.8 million for the three months ended March 31, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network.

Cost of Service and Equipment

Cost of service was $47.9 million for the three months ended March 31, 2002, an increase of $11.3 million, or 30.9%, compared to $36.6 million for the three months ended March 31, 2001. Approximately 31% of the increase was due to an increase in the costs to maintain our network. The remaining increase, of approximately 69%, was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. These increases were due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscribers and roamer minutes of use. Cost of equipment was $15.3 million for the three months ended March 31, 2002, a decrease of $0.1 million, or 0.6%, compared to $15.4 million for the three months ended March 31, 2001.

Selling and Marketing Expense

Selling and marketing costs were $25.3 million for the three months ended March 31, 2002, an increase of $1.9 million, or 8.1%, compared to $23.4 million for the three months ended March 31, 2001. The increase was primarily due to increased points of distribution in our company-owned retail store channel.

General and Administrative Expense

General and administrative expenses were $33.7 million for the three months ended March 31, 2002, an increase of $6.3 million or 23.0%, compared to $27.4 million for the three months ended March 31, 2001. The increase was primarily due to the development and growth of infrastructure and staffing related to customer care, billing, collections and retention in conjunction with the corresponding growth in our subscriber base.

EBITDA

EBITDA represents operating loss plus depreciation and amortization expense and non-cash compensation expense. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $36.1 million and $10.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase of $25.6 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $5.3 million for the three months ended March 31, 2002, an increase of $3.0 million, or 130.4%, compared to $2.3 million for the three months ended March 31, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $31.4 million for the three months ended March 31, 2002, an increase of $1.4 million, or 4.7% compared to $30.0 million for the three months ended March 31, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $1.7 million for the three months ended March 31, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Interest Income and Expense

Interest and other expense was $35.7 million, net of capitalized interest of $1.2 million, for the three months ended March 31, 2002. Interest and other expense was $26.8 million, net of capitalized interest of $1.5 million, for the three months ended March 31, 2001. The increase of $8.9 million, or 33.2 %, relates primarily to interest expense on our bank credit facility, our January 2001 private placement of $350.0 million aggregate principal amount of 9 3/8% senior subordinated notes and our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes. The aggregate interest expense of these debt instruments increased from $16.4 million for the three months ended March 31, 2001 to $23.5 million for the three months ended March 31, 2002. The remaining increase in interest and other expense was due primarily to increases in the accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes and our loss in non-consolidated entities. For the three months ended March 31, 2002, we had a weighted average interest rate of 9.64% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.56% weighted average interest rate for the three months ended March 31, 2001.

Interest and other income was $4.9 million for the three months ended March 31, 2002, a decrease of $0.3 million, or 5.8%, compared to $5.2 million for the three months ended March 31, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances, offset by $3.2 million of realized gain resulting from the change in fair value of our interest rate swap derivative instruments.

Net Loss

Net loss was $31.4 million and $43.5 million for the three months ended
March 31, 2002 and 2001, respectively. The net loss decrease of $12.1 million resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had $309.7 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $271.8 million as of March 31, 2002 and $283.7 million as of December 31, 2001.

Net Cash Used in Operating Activities

The $6.9 million of cash used by operating activities during the three month period ended March 31, 2002 was the result of our net loss of $31.4 million and $24.8 million of cash used by changes in working capital and other long-term assets, offset by $49.3 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense, loss on disposal of fixed assets and gain on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $49.8 million of cash used by investing activities during the three month period ended March 31, 2002 was primarily related to $9.3 million of senior loans to Lafayette Communications Company L.L.C., an entity in which we hold a 39% interest, and $40.5 million of capital expenditures associated with our network expansion. These capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Used in Financing Activities

The $4.7 million of cash used by financing activities during the three month period ended March 31, 2002 was primarily related to our $3.1 million payment on our credit facility and the payment of $1.3 million of deferred financing costs.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements, however, it is possible that additional financing may be needed. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $481.9 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. As of March 31, 2002, we had outstanding borrowings of $181.9 million and could have borrowed up to an additional $300.0 million under our credit facility.

INFLATION

We do not believe that inflation has had a material impact on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of March 31, 2002, our outstanding debt can be categorized as follows (dollars in thousands):

 Fixed interest rates:
          Senior subordinated notes.....................................$1,179,860
 Subject to interest rate fluctuations:
          Bank credit facility..........................................$181,875

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through our borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only.

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through March 31, 2002, we had entered into thirteen interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER                                 DESCRIPTION


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

       4.4 Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

       4.5 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

       4.6 Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

       10.1 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit
              10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).


       10.2 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

       10.3 Amendment No. 1 to Investors Stockholders' Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30,
              1999).


       (b)    REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                            TRITON PCS, INC.

Date:  May 9, 2002                         By:             /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                         Michael E. Kalogris
                                              Sole Director and Chief Executive Officer

Date:  May 9, 2002                         By:             /s/ David D. Clark
                                              ----------------------------------------------------
                                                          David D. Clark
                                               Executive Vice President, Chief Financial
                                                       Officer, and Secretary

Date:  May 9, 2002                         By:            /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                           Andrew M. Davies
                                                     Vice President and Controller

                                                     TRITON MANAGEMENT COMPANY, INC.

Date:  May 9, 2002                         By:           /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                            Michael E. Kalogris
                                                 Sole Director and Chief Executive Officer

Date:  May 9, 2002                         By:           /s/ David D. Clark
                                              ----------------------------------------------------
                                                           David D. Clark
                                                Executive Vice President, Chief Financial
                                                        Officer, and Secretary

Date:  May 9, 2002                         By:          /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                          Andrew M. Davies
                                                    Vice President and Controller

                                            TRITON PCS HOLDINGS COMPANY L.L.C.
                                           By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                         By:         /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                         Michael E. Kalogris
                                                 Sole Director and Chief Executive Officer

Date:  May 9, 2002                         By:       /s/ David D. Clark
                                              ----------------------------------------------------
                                                          David D. Clark
                                                 Executive Vice President, Chief Financial
                                                       Officer, and Secretary

Date:  May 9, 2002                         By:      /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                        Andrew M. Davies
                                                  Vice President and Controller


                                           TRITON PCS PROPERTY COMPANY L.L.C.
                                           By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                          By:     /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                        Michael E. Kalogris
                                                Sole Director and Chief Executive Officer

Date:  May 9, 2002                          By:     /s/ David D. Clark
                                              ----------------------------------------------------
                                                        David D. Clark
                                                Executive Vice President, Chief Financial
                                                     Officer, and Secretary

Date:  May 9, 2002                          By:    /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                       Andrew M. Davies
                                                 Vice President and Controller

                                            TRITON PCS EQUIPMENT COMPANY L.L.C.
                                            By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                          By:    /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                       Michael E. Kalogris
                                               Sole Director and Chief Executive Officer

Date:  May 9, 2002                          By:    /s/ David D. Clark
                                              ----------------------------------------------------
                                                       David D. Clark
                                              Executive Vice President, Chief Financial
                                                     Officer, and Secretary

Date:  May 9, 2002                          By:    /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                       Andrew M. Davies
                                                   Vice President and Controller

                                            TRITON PCS OPERATING COMPANY L.L.C.
                                            By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                          By:     /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                        Michael E. Kalogris
                                               Sole Director and Chief Executive Officer

Date:  May 9, 2002                          By:     /s/ David D. Clark
                                              ----------------------------------------------------
                                                        David D. Clark
                                              Executive Vice President, Chief Financial
                                                   Officer, and Secretary

Date:  May 9, 2002                          By:     /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                        Andrew M. Davies
                                                  Vice President and Controller

                                            TRITON PCS LICENSE COMPANY L.L.C.
                                            By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                          By:      /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                         Michael E. Kalogris
                                                Sole Director and Chief Executive Officer


Date:  May 9, 2002                          By:      /s/ David D. Clark
                                              ----------------------------------------------------
                                                         David D. Clark
                                               Executive Vice President, Chief Financial
                                                    Officer, and Secretary

Date:  May 9, 2002                          By:      /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                         Andrew M. Davies
                                                 Vice President and Controller

                                              TRITON PCS FINANCE COMPANY, INC.
Date:  May 9, 2002                            By:     /s/ Michael T. Bonini
                                              ----------------------------------------------------
                                                           Michael T. Bonini
                                                        Director and President

Date:  May 9, 2002                            By:     /s/ Brian Wogram
                                              ----------------------------------------------------
                                                           Brian Wogram
                                                    Director and Chief Financial Officer

Date:  May 9, 2002                            By:    /s/ Robert Sagedy
                                              ----------------------------------------------------
                                                         Robert Sagedy
                                                 Director and Vice President

                                              TRITON PCS INVESTMENT COMPANY L.L.C.
                                               By: Triton Management Company, Inc., its manager

Date:  May 9, 2002                           By:     /s/ Michael E. Kalogris
                                              ----------------------------------------------------
                                                         Michael E. Kalogris
                                                      Sole Director and Chief
                                                          Executive Officer

Date:  May 9, 2002                           By:     /s/ David D. Clark
                                              ----------------------------------------------------
                                                         David D. Clark
                                                 Executive Vice President, Chief Financial
                                                     Officer, and Secretary

Date:  May 9, 2002                           By:     /s/ Andrew M. Davies
                                              ----------------------------------------------------
                                                         Andrew M. Davies
                                                   Vice President and Controller